Form 10QSB
period 1996-03-31
ECO2 INC
filed 1996-05-24
CIK 889418

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                           FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For Quarter Ended:  3-31-96            COMMISSION file number:  0-20806

                            ECO2, INC.
(Exact name of registrant as specified in its charter)


        Delaware                                        11-3087145
  (State or other jurisdiction               IRS Employer Identification No.
of incorporation or organization)


20005 S.E. Hawthorne Road, Hawthorne, FL            32640
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  352-481-0187


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 23, 1996, the Company had outstanding 23,175,788 shares of its common stock.

PART I:  Financial Information

Item 1 - Financial Statement


                                                ECO2, INC. AND SUBSIDIARIES


                                             CONSOLIDATED FINANCIAL STATEMENTS


                                              Six Months Ended March 31, 1996






                                   CONTENTS



         Financial Statements:

           Consolidated Balance Sheet......................F-2 to F-3

           Consolidated Statement of Operations...................F-4

           Consolidated Statement of Changes in
             Stockholders' Equity.................................F-5

           Consolidated Statement of Cash Flows............F-6 to F-8

         Notes to Financial Statements....................F-9 to F-15

                                      ECO2, INC. AND SUBSIDIARIES
                                    A DEVELOPMENT STAGE ENTERPRISE
                                      CONSOLIDATED BALANCE SHEET




                                    ASSETS
                                                     March 31,    September
                                                       1996       30, 1995
                                                    (Unaudited)
    CURRENT ASSETS
      Cash and Cash Equivalents (Including
        Restricted Cash of $39,841 and
        $1,424,733, respectively)                   $ 3,673,845  $ 5,405,938
      Certificates of Deposit - Restricted            1,225,000    1,300,000
      Accounts Receivable                             3,039,584        1,745
      Subscription Receivable                               -         62,500
      Due on Convertible Debentures                         -        558,622
      Investment in Gulfwest Oil Company                500,000          -
      Inventory                                       4,868,302    1,333,283
      Notes Receivable - Stockholder                     95,961       92,586
      Other Notes Receivable                          1,719,055          -
      Other Current Assets (Net of Allowance
        for Doubtful Accounts of $7,336)                193,858       52,228

        Total Current Assets                         15,315,605    8,806,902


    Property, Plant and Equipment (Net of
       Accumulated Depreciation of $702,958
       and $433,181, respectively)                    2,137,496    1,236,325


    Restricted Cash                                      52,000       52,000


    Deferred Loan Acquisition Costs (Net of
      Accumulated Amortization of $548,017
      and $46,603, respectively)                      1,409,410      937,013


    Goodwill                                          1,349,796          -


    Other Assets                                         32,148          750


        Total Assets                                $20,296,455  $11,032,990









         The accompanying notes are an integral part of the these consolidated financial statements.

                             ECO2, INC. AND SUBSIDIARIES
                            A DEVELOPMENT STAGE ENTERPRISE
                              CONSOLIDATED BALANCE SHEET
                                    March 31, 1996


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,    September
    LIABILITIES                                        1996       30, 1995
                                                    (Unaudited)
    CURRENT LIABILITIES
      Accounts Payable                              $ 2,115,222  $   194,678
      Customer Deposits                                 100,000      100,000
      Notes Payable - Stockholders                       32,636       26,000
      Capital Lease Obligations                             -          3,166
      Current Portion Notes Payable                   1,442,075       25,000
      Interest Payable                                  135,717       38,736
      Other Current Liabilities                          78,061       72,463

       Total Current Liabilities                      3,903,711      460,043

    LONG-TERM DEBT
      Notes Payable - Stockholders,
        Net of Current Portion                        1,116,100       37,600
      Notes Payable, Net of Current Portion                 -         50,000
      Convertible Debentures                          6,575,000    5,705,000

        Total Long-Term Debt                          7,691,100    5,792,600

        Total Liabilities                            11,594,811    6,252,643

    COMMITMENTS AND CONTINGENCIES

    MINORITY INTEREST, SPA FAUCET, INC.                 624,706          -

    STOCKHOLDERS' EQUITY
      Preferred Stock (No Par Value,
        Authorized 1,000,000 Shares,
        None Issued and Outstanding)                        -            -
      Common Stock (Par Value $.01 Per Share,
        Authorized 45,000,000 Shares, Issued
        and Outstanding 17,006,355 and
        5,385,864 Shares, respectively)                 170,063       53,858
      Additional Paid-In Capital                     20,274,156   14,460,333
      Deficit Accumulated During the
        Development Stage                           (12,156,149)  (9,118,918)
      Unearned Compensation                            (177,083)    (489,627)
      Note Receivable - Exercise of Options
        (Net of Allowance for Doubtful Notes
         of $91,250 and $0, respectively)                   -        (91,250)
                                                      8,110,987    4,814,396
      Less: 10,000 Shares of Common Stock
              in Treasury, at Cost                      (34,049)     (34,049)

        Total Stockholders' Equity                    8,076,938    4,780,347

        Total Liabilities and Stockholders' Equity  $20,296,455  $11,032,990

          The accompanying notes are an integral part of the these consolidated financial statements.

                               ECO2, INC. AND SUBSIDIARIES
                             A DEVELOPMENT STAGE ENTERPRISE
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Unaudited)




                                                                                                                        Inception
                                                                                                                      (Oct 8, 1990)
                                                       Six Months Ended March 31,      Three Months Ended March 31,    to March 31,
                                                           1996           1995            1996            1995            1996

     REVENUES                                         $    31,809    $    62,331     $    29,981     $     31,451      $    575,940


     COST OF GOODS SOLD                                    25,998            -            25,998              -              25,998


     GROSS PROFIT                                           5,811         62,331           3,983           31,451           549,942


     OPERATING EXPENSES
       Selling, General and Administrative Expenses     3,111,618      1,003,702       2,033,492          570,160        12,034,119
       Research and Development Expense                       521         68,201             314           40,778           381,685
       Settlement (Income) Expenses                           -              -               -                -             293,522

         Total Operating Expenses                       3,112,139      1,071,903       2,033,806          610,938        12,709,326


     OPERATING LOSS                                    (3,106,328)    (1,009,572)     (2,029,823)        (579,487)      (12,159,384)


     OTHER INCOME (EXPENSE)
       Interest Income                                    202,463         34,326         114,968           14,469           401,376
       Interest Expense                                  (205,925)       (15,929)       (167,090)          (7,207)         (531,203)
       Other                                               11,863        (28,415)         (1,441)          (9,138)          (23,682)
       Contract Cancellation Income                           -              -               -                -             340,000
       Loss on Underwriting Deposit                           -              -               -                -            (240,000)
       Unrealized Gain (Loss) on
         Marketable Securities and
         Other Investments                                 22,611         24,239          12,117           19,256             2,611
       Settlement Income                                      -              -               -                -              39,191
       Loss on Disposal of Assets                          (4,667)           -               -                -             (27,810)
       Commissions                                         42,752            -            42,752              -              42,752

        Total Other Income (Expense)                       69,097         14,221           1,306           17,380             3,235


     NET (LOSS)                                       $(3,037,231)   $  (995,351)    $(2,028,517)     $  (562,107)     $(12,156,149)




     Net (Loss) per Common and Common
       Equivalent Share                               $      (.27)   $      (.21)    $      (.16)     $      (.36)


     Shares Used in Computation of Net
       (Loss) Per Share                                11,126,182      2,618,618      12,969,232        2,797,734











The accompanying notes are an integral part of the these consolidated financial statements.



                                   ECO2, INC. AND SUBSIDIARIES
                                  A DEVELOPMENT STAGE ENTERPRISE
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                 DEFICIT
                                                               ACCUMULATED                      NOTE                      TOTAL
                                                                 DURING                      RECEIVABLE                STOCKHOLDERS'
                              COMMON STOCK         PAID-IN     DEVELOPMENT       UNEARNED    EXERCISE OF    TREASURY      EQUITY
                             ISSUED    AMOUNT      CAPITAL        STAGE        COMPENSATION    OPTION        STOCK      (DEFICIT)


  Balance, September 30,
    1995                   5,385,864  $ 53,858   $14,460,333   $ (9,118,918)   $(489,627)   $  (91,250)   $ (34,049)   $4,780,347

  Amortization of
    Unearned
    Compensation                      -                             -            312,544           -            -         312,544

  Allowance on Note
    Receivable Exercise
    of Option                     -              -              -             -                 91,250          -          91,250

  Issuance of Stock on
    Conversion of
    Debentures in
    October 1995 and
    January March 1996
    at Various Prices
    less Amortization of
    Deferred Loan
    Acquisition Costs
    through the Date of
    Conversion             11,167,516  111,675     7,118,353            -            -             -             -       7,230,028

  Payment of $1.5
    Million Upon the
    Issuance of $15
    Million in
    Convertible
    Debentures                             -      (1,500,000)           -            -             -            -      (1,500,000)

  Issuance of 252,975
    Shares for Settlement
    per Contract at Par
    in October 1995           252,975    2,530        (2,530)           -           -             -            -             -

  Issuance of 200,000
    Shares Pursuant to a
    Consulting Agreement
    at $1 per Share in
    October 1995 and
    January 1996              200,000    2,000       198,000            -            -             -            -         200,000

  Net Loss - Six Months
    Ended March 31, 1996               -         -               (3,037,231)          -             -            -      (3,037,231)

  Balance, March 1, 1996   17,006,355  $170,063   $20,274,156   $(12,156,149)   $(177,083)   $      -      $ (34,049)   $8,076,938




      The accompanying notes are an integral part of the these consolidated financial statements.

                           ECO2, INC. AND SUBSIDIARIES
                          A DEVELOPMENT STAGE ENTERPRISE
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                                                                                             Inception
                                                                                                           (Oct 8, 1990)
                                                                            Six Months Ended March 31,      to March 31,
                                                                               1996            1995            1996

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                             $(3,037,231)    $  (995,351)    $(12,156,149)
       Adjustments to Reconcile Net Loss to Net Cash
         Used in Operating Activities:
           Loss on Disposal of Assets                                            3,570             -             69,668
           Bad Debt Expense                                                     91,250             -            106,525
           Depreciation and Amortization                                     1,144,116         123,651        1,842,964
           Settlement Expenses (Income)                                            -               -            238,081
           Compensation Expense                                                312,544           1,350        1,727,777
           Realized (Gain) Loss on Marketable Securities                       (22,611)         29,413             (188)
           Unrealized (Gain) Loss on Marketable Securities                         -           (24,239)             -
           Consulting Services                                                 200,000             -            511,250
           Loss on Investment                                                      -               -             20,000


      Change in Operating Portion of Accruals:
        Accounts Receivable                                                   (181,661)            (81)        (191,345)
        Inventory                                                             (198,116)        (14,842)        (916,457)
        Deferred Loan Acquisition Costs                                     (1,333,924)            -         (2,317,540)
        Underwriting Deposit                                                       -          (240,000)             -
        Other Current Assets                                                   (50,906)         (3,596)        (102,772)
        Accounts Payable and Accrued Interest                                1,328,990         (26,784)       1,582,196
        Accrued Expenses                                                           -               -            (10,895)
        Customer Deposits                                                          -               -            100,000
        Interest Payable                                                        35,561             -             35,561
        Other Current Liabilities                                                5,598         (16,861)          74,696
        Due on Convertible Debentures                                          558,622             -            558,622
        Subscription Receivable                                                 62,500             -             62,500
        Other Assets                                                            (6,055)            -             (6,055)

    Net Cash Used in Operating Activities                                   (1,087,753)     (1,167,340)      (8,771,561)


                       (Continued on next page)

      The accompanying notes are an integral part of the these consolidated financial statements.

                       ECO2, INC. AND SUBSIDIARIES
                      A DEVELOPMENT STAGE ENTERPRISE
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
[CAPTION]

                                                                                                             Inception
                                                                                                           (Oct 8, 1990)
                                                                            Six Months Ended March 31,      to March 31,
                                                                               1996            1995            1996

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Fixed Assets                                             (538,432)        (76,100)     (2,592,055)
      Proceeds from Sale of Fixed Assets                                           -               -            66,600
      Purchase of Certificates of Deposit                                          -               -        (1,300,000)
      Proceeds from Certificate of Deposit Maturities                           75,000             -            75,000
      Purchase of Marketable Securities                                     (8,732,058)            -       (12,288,325)
      Proceeds from Marketable Security Maturities                           8,754,669         620,918      12,288,513
      Proceeds from Insurance                                                      -               -            20,750
      Borrowings by Shareholder plus Accrued Interest                           (3,375)         (3,702)       (100,760)
      Principle Repayments Shareholder Loans                                   (12,500)        (56,384)       (426,204)
      Investment in Gulf West Oil                                             (500,000)            -          (500,000)
      Loans Made plus Accrued Interest                                      (1,719,055)            -        (1,719,055)
      Consolidation of Spa Faucet, net of cash acquired                     (2,524,692)            -        (2,524,692)
      Purchase of Chapter 7 Assets                                          (1,840,000)            -        (1,840,000)

    Net Cash Provided by (Used in) Investing Activities                     (7,040,443)        484,732     (10,840,228)


    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net Proceeds from Convertible Debentures                               6,480,769             -        11,627,147
      Proceeds from Loans Payable                                                  -               -           761,945
      Principle Repayments of Loans, Notes and Leases                          (84,666)        (65,768)       (858,162)
      Net Proceeds from Sale of Common Stock, Stock
        Options and Notes Receivable for Exercise
        of Options                                                                 -           591,174      11,840,753
      Treasury Stock                                                               -               -           (34,049)

    Net Cash Provided by Financing Activities                                6,396,103         525,406      23,337,634


    Net Increase (Decrease) in Cash and Cash Equivalents                    (1,732,093)       (157,202)      3,725,845


    Cash and Cash Equivalents - Beginning of Period                          5,457,938         419,727             -


    Cash and Cash Equivalents - End of Period - Unrestricted                 3,634,004         210,525             -
    Cash and Cash Equivalents - End of Period - Restricted                      91,841          52,000             -


    Cash and Cash Equivalents - End of Period - Total                      $ 3,725,845     $   262,525     $ 3,725,845

                       (Continued on next page)






      The accompanying notes are an integral part of the these consolidated financial statements.


                          ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Inception
                                                                                                            (Oct 8, 1990)
                                                                                                                 to
                                                                            Six Months Ended March 31,        March 31,
                                                                              1996            1995              1996

    SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
      Additional Paid-In Capital from unearned Compensatory/Stock
        Options, Less Deferred Compensation of $0
        and $93,750, Respectively                                          $       -        $       -         $   441,615

      Additional Paid-In Capital in Exchange for Compensation              $       -        $       -         $   382,600

      Additional Paid-In Capital in Exchange for Loans                     $       -        $       -         $   308,496

      Prior Expenses of Initial Public Offering Charged to
        Additional Paid-In Capital                                         $       -        $       -         $   131,827

      Acquisition of Land in Exchange for Mortgage Payable                 $       -        $       -         $   125,000

      Acquisition of Fixed Asset in Exchange for Notes
        and Leases Payable                                                 $       -        $       -         $   412,297

      Acquisition of Viking Stock in Exchange for Stock                    $       -        $       -         $    20,000

      Return of Equipment in Exchange for Relief of
        Related Payable                                                    $       -        $       -         $    27,860

      Due on Convertible Debentures                                        $       -        $       -         $   558,622

      Subscription Receivable for Private Placement                        $       -        $       -         $    62,500

      Transfer of Items to Inventory from Property
        Plant and Equipment                                                $       -        $       -         $   914,624

      Conversion of Convertible Debentures to Common Stock                 $ 7,230,028      $       -         $ 7,230,028

      Acquisition of Spa Faucet, Inc. Stock in Exchange for
        Loan Receivable Reduction                                          $ 1,000,000      $       -         $ 1,000,000


     SUPPLEMENTAL DISCLOSURES:
       Interest Paid - Cash Basis                                          $    16,572      $     1,765       $   237,964



     ACQUISITION OF SPA FAUCET:
       Value of Assets                                                     $ 4,930,867
       Value of Liabilities                                                 (3,131,265)
       Goodwill                                                              1,349,796
       Minority Interest                                                      (624,706)


                                                                           $ 2,524,692 <F1>

<F1>
Represents cash paid of $2,000,000 less Spa Faucet cash of $48,398 plus amount payable to ECO2, Inc.
of $573,090.

      The accompanying notes are an integral part of the these consolidated financial statements.
                                      F-8

                              ECO2, INC. AND SUBSIDIARIES
                            A DEVELOPMENT STAGE ENTERPRISE
                            NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1996




NOTE 1 - INTERIM FINANCIAL INFORMATION

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended September 30, 1995.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ECO2, Inc., its wholly-owned subsidiaries, ERI Delaware, Inc., ECO Jet Systems, Inc. and ECO2 Financial, Inc., and its 51% owned subsidiary, Spa Faucet, Inc. Spa Faucet, Inc. is included on a consolidated basis as the Company has a majority voting interest in the stock and maintains a seat on the Board of Directors of Spa Faucet, Inc. All significant intercompany transactions are eliminated in consolidation.


NOTE 3 - INVESTMENTS AND WHOLLY-OWNED SUBSIDIARIES

Spa Faucet, Inc.

As of March 31, 1996, the Company paid $2,000,000 to acquire 2,600,000 shares or 51% of the outstanding common shares of Spa Faucet, Inc., a public company in the business of manufacturing and distributing decorative faucets and accessories. Spa Faucet, Inc. has been consolidated in the accompanying financial statements. The excess purchase price over assets acquired totalled $1,349,796 and is being amortized straight-line over 15 years.

Gulfwest Oil Company, Inc.

On February 29, 1996, the Company acquired 1,000 10% shares of preferred stock of Gulfwest Oil Company, Inc. for $500,000. At any time after twelve months, the Company can convert the preferred shares into shares of common stock at the greater of 65% of the average closing bid prices of common shares for 30 consecutive days prior to notification to convert or $3.50 per common share.

                         ECO2, INC. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE ENTERPRISE
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1996


NOTE 3 - INVESTMENTS AND WHOLLY-OWNED SUBSIDIARIES (Continued)

ECO Jet Systems, Inc.

On March 4, 1996, the Company formed ECO Jet Systems, Inc. to acquire at a bankruptcy auction the assets (primarily inventory) of a jet ski manufacturer. The assets, representing the remaining estates of the two companies in Chapter 7, were purchased from a Chapter 7 Trustee for $1,840,000. ECO Jet Systems will manufacturer and distribute small two stroke engines and jet pumps for the marine industry, Watercraft engines and race boats, and Kawasaki jet skis and parts. ECO Jet Systems has been consolidated in the accompanying financial statements. There was no significant sales activity since the inventory was acquired.

ECO2 Financial, Inc.

ECO2 Financial, Inc. incorporated December 28, 1995 with one share of $.001 par value common stock authorized and outstanding, was organized to provide financing on a short-term basis to qualified candidates and companies per specifically tailored agreements. ECO2 Financial, Inc. has been consolidated in the accompanying financial statements.


NOTE 4 - CASH

Unsecured Balances:

The FDIC insures balances of up to $100,000. As of March 31, 1996, the Company has unsecured balances in a bank approximating $4,449,206.


NOTE 5 - INVENTORY

Inventory consists of the following:
                                          March 31,    September
                                            1996       30, 1995

     Raw Materials                       $1,861,503   $      -
     Work in Progress                       657,597      657,597
     Finished Goods                       2,316,534      653,018
     Supplies                                32,668       22,668

                                         $4,868,302   $1,333,283


The breakdown by consolidated company is as follows:

     ECO2                                 $1,502,876
     Jet Systems                          1,861,503
     Spa Faucet                           1,503,923

                                         $4,868,302

                            ECO2, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE ENTERPRISE
                            NOTES TO FINANCIAL STATEMENTS
                                   March 31, 1996





NOTE 6 - NOTES RECEIVABLE

Other

ECO2 Financial, Inc. loaned funds for the production of two motion picture films pursuant to two letters of credit with maximum available funds of $2,227,542 and $200,000. Outstanding funds accrue interest at the prime rate plus two percent, are due on demand and are collateralized by all cash, property, intangibles and instruments of each movie plus are personally guaranteed by the signor on the notes. The loans plus accrued interest total $1,614,753 and $75,767 at March 31, 1996, respectively.

In addition on March 11, 1996, ECO2 Financial, Inc. approved $50,000 to be loaned to finance construction of a personal residence to be repaid with interest at the prime rate plus 3% by June 11, 1996. At March 31, 1996, the note receivable totalled $28,535.

Other notes receivable at March 31, 1996 pursuant to the previously described notes totals $1,719,055.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

The Company made modifications to the shredder and premises and purchased equipment or added equipment through consolidation totalling $1,000,151 during the quarter ended March 31, 1996.


NOTE 8 - NOTES PAYABLE

As a result of consolidation with Spa Faucet, Inc., the financial statements reflect additional debt.

Stockholders

Notes payable stockholders includes $1,097,636 of notes maturing in 1998 accruing interest at the prime rate plus one percent per annum.

Other

Current portion notes payable includes $1,442,075 of borrowings pursuant to a line of credit. Borrowings under the line are payable in full 150 days from the date of the cash advance together with interest at the prime rate plus one percent per annum. The line is available through February 15, 1997 and is secured by standby letters of credit totalling $1,500,000.

                           ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995





NOTE 9 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 1996, the Company sold $5,175,000 of 9% convertible debentures eligible at the option of the debtee for conversion to common stock 45 days after the issuance date. Upon conversion, the debenture holder is to receive common shares equal to the value of the convertible debentures plus accrued interest divided by the market price of the common stock. The market price shall be 65% of the average closing bid price of the common stock for five business days immediately preceding the conversion date. Shares equal to 120% of the shares which would have been issued on the date of the subscription are to be held with an escrow agent. Costs to issue are equal to 10% of the debentures.

At March 31, 1996, shares of common stock were held in escrow anticipating conversion and, deferred loan acquisition costs of $1,409,410 have been recorded. The deferred loan acquisition costs pertaining to each convertible debenture will be amortized to operations over the debenture term with all remaining unamortized costs charged to additional paid in capital upon conversion. Interest on unconverted debentures is payable quarterly through maturity, December 31, 1997, at which time all debentures will be converted to common stock. If the market price of the common stock is $.82 or less at maturity, the Company may redeem all or part of the debentures for 110% of the value of the debentures plus accrued interest on that date.


NOTE 10 - STOCKHOLDERS' EQUITY

Convertible Debentures

In the quarter ended March 31, 1996, the Company sold $5,175,000 of 9% convertible debentures (see Note 9). Pursuant to this agreement, 4,325,032 shares of common stock were placed with an escrow agent. Of the total debentures issued, $1,600,000 were converted to 2,561,784 shares of common stock.

Also in the quarter ended March 31, 1996, $2,200,000 of convertible debentures issued in the quarter ended December 31, 1995 were converted into 3,305,817 shares of common stock including 691,370 additional shares issued pursuant to anti-dilution clauses in the contract.

Other Stock Issuances

In January 1996, 100,000 shares were issued pursuant to a consulting agreement (see Note 12).

                              ECO2, INC. AND SUBSIDIARIES
                            A DEVELOPMENT STAGE ENTERPRISE
                             NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1995



NOTE 11 - RELATED PARTY TRANSACTIONS

On January 1, 1996, the Company signed an agreement with Planet Earth Recycling Center, Inc., which is wholly-owned by the son and daughter-in-law of the president of the Company, to receive ground rubber in exchange for labor services. As of March 31, 1996, no ground rubber or services have been received or performed pursuant to this contract.

On December 12, 1995, the Company signed a consulting agreement with a board member and son-in-law to the President of the Company to perform due diligence investigations, perform business development and marketing activities and to perform environmental compliance due diligence. The agreement is for six months to May 15, 1996 with compensation of $2,500 per month.

The Company rents office space for its office and research plant from the President. During the quarter ended March 31, 1996, the Company paid rent of $18,837 for this space.

Included in the accompanying financials is $42,645 and $29,277 of commissions and interest earned through lending activities with Spa Faucet, Inc., respectively prior to the Company's acquisition described in Note 3.


NOTE 12 - AGREEMENTS

In September 1995, the Company signed a consulting agreement to provide the Company with leads for potential investment or acquisition candidates and potential buyers and to aid the Company with respect to its investment and development strategy. The agreement is effective for three months and requires the issuance of 300,000 shares, 100,000 of these shares have been issued as of September 30, 1995. The shares are valued at the fair market value at the date of the agreement; $1 per share or an aggregate of $300,000. During the quarters ended March 31, 1996 and December 31, 1995, an additional 100,000 shares each were issued with $100,000 charged to compensation expense in each quarter.

In October 1995, the Company signed a one-year agreement with a consulting firm which is to find and represent the Company in merger and acquisition and investment decisions. The consultant would receive a one-time fee for any transaction organized by the consulting firm which is entered into by the Company. The fee is to be determined at the date of such transaction.

On October 2, 1995, the Company signed a consulting agreement to provide consulting services on behalf of the Company in connection with identifying and evaluating potential merger or acquisition candidates, assisting in the negotiation of a resulting merger or acquisition and identifying lenders and assisting in the negotiation of debt and equity

                         ECO2, INC. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE ENTERPRISE
                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 1995




NOTE 12 - AGREEMENTS (Continued)

financing. The agreement is effective for three years to October 2, 1998 and requires the compensation to be paid upon the occurrence of specific events. First, in the event the Company obtains debt or equity financing in the minimum aggregate amount of fifteen million dollars through introductions made by the consultant, the Company agrees to pay the consultant in cash, an amount equal to ten percent of the first fifteen million in funds received by the Company, within ten days of funding the five percent for all subsequent funds received by the Company through introductions made by the consultant. Second, in the event a merger or acquisition between the Company and an entity identified by the consultant is consummated, the surviving corporation agrees to compensate the consultant in cash, in the amount of five percent of the aggregate cash actually received by the surviving corporation from the exercise of any warrants outstanding at the time of such merger or acquisition, such compensation to be paid from time to time upon exercise of such warrants. Third, upon the closing of the merger or acquisition between the Company and any merger or acquisition candidates, the surviving corporation agrees to issue to the consultant or its designees an aggregate of common stock, in the names and denominations specified in writing by the consultant, equal to four and one half percent of the common stock then issued and outstanding of the surviving corporation. As of March 31, 1996, fifteen million dollars was raised through the issuance of convertible debentures arranged by the consultant. Of the total $1,500,000 due pursuant to this agreement, $190,000 was paid and $1,310,000 has been accrued at March 31, 1996.

On August 28, 1995, the Company signed an agreement with an independent agent pursuant to which the agent received 100,000 shares of common stock as entire compensation for any sale arranged by the agent during the one-year term expiring August 28, 1996. The contract is valued at $425,000 based on the fair market value of the common stock on the contract date. In the quarter ended March 31, 1996, three months of amortization, $106,250, has been expensed and $177,083 has been included as unearned compensation as a deduction from stockholders' equity.

On October 24, 1995, the Company signed a one-year independent agent agreement pursuant to which the agent is to receive 10% of the gross proceeds on the sale of reactors and shredder equipment and 5% of the gross proceeds on the sale of generator and other equipment. The price of a system, as defined in the agreement is approximately $5,690,000. The agent's territory is worldwide excluding areas specifically delineated by the Company. During the quarter ended December 31, 1995, $130,000 of advance commissions were charged to expense as a result of non-performance on the agreement. Management plans to actively pursue collection.

                             ECO2, INC. AND SUBSIDIARIES
                            A DEVELOPMENT STAGE ENTERPRISE
                             NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1995


NOTE 12 - AGREEMENTS (Continued)

As of December 31, 1995, ECO2 Financial, Inc. signed an agreement with Spa Faucet, Inc. to provide up to $1,000,000 of financing at the New York prime rate plus 2% per annum. The receivables of Spa Faucet, Inc. are collateral with the loan not to exceed 80% of said receivables. Amounts due to the Company pursuant to this agreement have been eliminated in consolidation.

NOTE 13 - COMMITMENTS

Employment Agreements

ECO Jet Systems has entered into a three-year employment agreement with its plant manager. This agreement became effective February 29, 1996. Pursuant to the agreement, the plant manager receives $76,000 per year plus a bonus equal to 10% of the first one million in pretax profits and 2.5% of the excess over one million in pretax profits. This agreement contains a noncompete covenant effective for three years subsequent to the termination of the agreements.

NOTE 14 - CONTINGENT LIABILITIES

The Company is contingently liable under an irrevocable standby letter of credit for $52,000 with the Environmental Protection Agency which expires December, 1996. The letter is collateralized by a certificate of deposit in the amount of $52,000 which is included in restricted cash.

Three dissenting stockholders who disagreed with the merger of the corporations have potential claims against Charles Ledford, the president of ECO2. The Company has defended on the basis that indispensable parties including the corporation have not been joined. The Company has deemed it premature to assess the value of their claims, however if the stockholders are successful their claims relate to approximately 14,000 of the Company's shares. In August 1995, the Company issued 40,998 shares to the three stockholders in settlement of the aforementioned claims. The Company issued those shares in connection with prior antidilution provisions. In January 1996, two of the dissenting stockholders accepted the aforementioned shares plus additional cash paid of $38,536 total to cover the difference between the fair market value of the shares on the date sold and $3, the guaranteed fair market value per the original agreements. The Company is unsure whether the remaining dissenting stockholder will accept this settlement.

NOTE 15 - SUBSEQUENT EVENTS

In April and May 1996, $950,000 of convertible debentures were converted into 1,671,629 shares of common stock.

In April 1996, $671,837 was loaned pursuant to the production of the two motion picture films (see Note 6).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

	The Company began operations on December 4, 1991, and has operated as a development stage enterprise. During this time, the Company completed the construction and implementation of an operational scrap tire resource recovery facility at its headquarters in Hawthorne, Florida. Furthermore, as a development stage enterprise, the Company has focused its efforts on financial planning, raising capital, research and development, establishing sources of supply, developing markets, organizing the corporation, and developing its business plan. Recently, the company has made several investments to diversify its operations.

	To date, the Company has built an operational facility used for demonstrations and the production of by-products in limited quantities on a non-continuous basis for demonstration purposes only. The Company does not have significant experience constructing Systems in the volumes that may be necessary for the Company to achieve significant revenues. The Company may encounter difficulties in increasing its production capacity or in hiring and training additional personnel to construct Systems and produce and sell by-products in commercial quantities in a timely manner. Difficulties in meeting regulatory requirements, interruptions in the supply of tires or in the products used to build additional Systems, difficulties in expanding from the prototype facility to full-scale plants or in manufacturing the parts needed to establish additional plants, as well as other production problems could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is unable to generate significant operating revenues and achieve profitability, the Company may be prevented from expanding its operations and may utilize a greater percentage of its available resources for working capital purposes.

	The primary source of the Company's revenues is the sale of crumb rubber and rubber products and tire tipping fees. To date, the Company has sold only limited amounts of these items, as the facility operates on a non-continuous basis for demonstration purposes only. The Company also produces fiber, carbon black, steel and fuel oil from the tires processed, however, significant sales of such items has not commenced.

Results of Operations

	This discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing in this Form 10-QSB. All comparisons within the following discussion are to the quarter ended March 31, 1995.

	Total company revenues for the quarter ended March 31, 1996, totaled $29,981, as compared to $31,451 for the quarter ended March 31, 1995, a decrease of $1,470. The decrease was primarily due to a reduction in demand for the Company's crumb rubber products.

	The Company's selling, general and administrative expenses increased $1,463,332 during the quarter ended March 31, 1996 to $2,033,492 from $570,160 for the quarter ended March 31, 1995.

	Research and development costs, during the quarters ended March 31, 1996, and 1995, decreased $40,744 from $40,778 to
$314, respectively, reflecting the Company's substantial reduction of research and development relating to the Systems' production of rubber, rubber products and rubber bi-products.

	Interest expense during the quarter ended March 31, 1996, increased $159,883 from $7,207 to $167,090 due to interest due on the convertible debentures.

	For the quarter ended March 31, 1996, the Company had an operating loss of $2,029,823, a net loss of $2,028,517, and a loss per share of $.16, as compared to an operating loss of $579,487, a net loss of $562,102, and a loss per share of $.36 for the quarter ended March 31, 1995. The increased operating loss and net loss primarily resulted from the increase in selling, general and administrative expenses in conjunction with lower revenues and the absence of significant contract cancellation income in the quarter ended March 31, 1995.

Liquidity and Capital Resources

	Cash flows used by operating activities of the Company for the six month periods ended March 31, 1996, and March 31, 1995, totaled $1,087,753 and $1,167,340, respectively.

	Cash flows used by investing activities of the Company for the six month periods ended March 31, 1996 totaled $7,040,443.

	Cash flows provided by financing activities of the Company for the six month period ended March 31, 1996, and March 31, 1995, totaled $6,396,103 and $525,406, respectively. The cash needs of the Company were met by the proceeds from the issuance of convertible debentures. In the six month period ended March 31, 1996, net proceeds from the sale of convertible debentures totaled $8,754,669.

	The Company has sufficient funds to meet its operating expenses, regulatory approvals, and for construction facilities.

Revenue

	The Company received no significant revenues from the sale of bi-products during the current period. Interest income increased by approximately $100,000 as a result of investing the proceeds of the sale of debentures.


PART II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                    Page


  (27)     Financial Data Schedule

(b) Reports on Form 8-K                                             None

Report of Form 8-K, Item 2, filed March 20, 1996.

                             Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 23, 1996

                                          /s/ Charles Ledford
                                          Charles Ledford,
                                          President, Chief Executive Officer