Form 10QSB
period 1996-06-30
ECO2 INC
filed 1996-08-27
CIK 889418

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For Quarter Ended: 6-30-96                  Commission file number: 0-20806

                                 ECO2, Inc.
              (Exact name of issuer as specified in its charter)

       Delaware                                         11-3087145
(State or jurisdiction                                (IRS Employer
  of incorporation)                                 Identification No.)


  20005 S.E. Hawthorne Road, Hawthorne, Florida                  32640
   (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  352-481-0187

Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of June 30, 1996, the Company had outstanding 22,596,745 shares of its common stock.

                        INDEX TO FINANCIAL STATEMENTS
                                                                       Page

FINANCIAL STATEMENTS
 Consolidated Balance Sheet                                         F-2 to F-3
 Consolidated Statements of Operations                                     F-4
 Consolidated Statement of Stockholders' Equity                     F-5 to F-6
 Consolidated Statements of Cash Flows                              F-7 to F-9

NOTES TO FINANCIAL STATEMENTS                                     F-10 to F-18

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                                    JUNE 30,
                                                                      1996
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents, including restricted cash
  of $52,082                                                       $ 2,423,534
 Certificates of deposit - restricted                               1,150,000
 Accounts receivable                                                 1,723,898
 Inventory                                                           5,181,005
 Notes receivable - stockholder                                        97,639
 Other notes receivable                                              2,452,965
 Other current assets, net of allowance for doubtful accounts
  of $7,336                                                            317,189
       Total current assets                                         13,346,230

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
 of $781,466                                                         2,433,943

OTHER ASSETS
 Restricted cash                                                        54,687
 Investment securities, available for sale, at fair value              464,285
 Debt issue costs, net of accumulated amortization
  of $238,961                                                          526,037
 Goodwill, net of accumulated amortization of $24,163                1,425,633
 Other assets                                                           26,093
      Total other assets                                             2,496,735

TOTAL ASSETS                                                       $18,276,908

                The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                                    JUNE 30,
                                                                      1996
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                 $   258,998
 Customer deposits                                                    100,000
 Notes payable - stockholders                                          26,000
 Current portion notes payable                                      1,459,657
 Interest payable                                                     117,612
 Other current liabilities                                            156,777
    Total current liabilities                                       2,119,044

LONG-TERM DEBT
 Notes payable - stockholders, net of current portion                 950,160
 Convertible debentures                                             3,315,000
    Total long-term debt                                            4,265,160

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          785,419

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, authorized 1,000,000 shares,
  none issued and outstanding                                            -
 Common stock, par value $.01 per share, authorized 45,000,000
  shares, issued and outstanding 22,596,745 shares                    225,967
 Additional paid-in capital                                        24,361,976
 Deficit accumulated during the development stage                 (13,340,061)
 Unearned compensation                                                (70,833)
 Unrealized loss on securities available for sale                     (35,715)
                                                                   11,141,334
 Less:  10,000 shares of common stock in treasury, at cost            (34,049)

      Total stockholders' equity                                   11,107,285

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 18,276,908

                The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                                        ECO2, INC. AND SUBSIDIARIES
                                       A DEVELOPMENT STAGE ENTERPRISE
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                                                                      INCEPTION
                                                                                                                    (OCT. 8, 1990)
                                                          THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,    TO JUNE 30,
                                                               1996         1995           1996           1995           1996
REVENUES                                                  $  2,686,621   $   66,956   $  2,718,430   $    129,287   $   3,262,561

COST OF GOODS SOLD                                           1,713,044         -         1,739,042           -          1,739,042

GROSS PROFIT                                                   973,577       66,956        979,388        129,287       1,523,519

OPERATING EXPENSES
 Selling, general and administrative expenses                1,904,258      522,222      5,015,876      1,550,924      13,938,377
 Research and development expense                                1,979         (223)         2,500         67,978         383,664
 Settlement expenses                                              -            -              -              -            293,522
      Total operating expenses                               1,906,237      521,999      5,018,376      1,618,902      14,615,563

OPERATING LOSS                                                (932,660)    (455,043)    (4,038,988)    (1,489,615)    (13,092,044)

OTHER INCOME (EXPENSE)
 Interest income                                               106,686       11,902        309,149         46,228         508,062
 Interest expense                                             (121,588)      (5,829)      (327,513)       (21,758)       (652,791)
 Other                                                         (45,008)     (13,367)       (33,145)       (41,782)        (68,690)
 Contract cancellation income                                     -            -              -              -            340,000
 Loss on underwriting deposit                                     -            -              -              -           (240,000)
 Realized gain on marketable securities
  and other investments                                           -          17,961         22,611         42,200           2,611
 Settlement expense                                            (73,760)        -           (73,760)          -            (34,569)
 Loss on disposal of assets                                       -            -            (4,667)          -            (27,810)
 Commissions                                                    10,075         -            52,827           -             52,827
      Total other income (expense)                            (123,595)      10,667        (54,498)        24,888        (120,360)

NET LOSS BEFORE MINORITY INTEREST                           (1,056,255)    (444,376)    (4,093,486)    (1,464,727)    (13,212,404)

MINORITY INTEREST                                              127,657         -          127,657            -            127,657

NET LOSS                                                  $ (1,183,912)  $ (444,376)  $ (4,221,143)  $ (1,464,727)   $(13,340,061)

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE           $       (.06)  $     (.14)  $       (.30)   $      (.50)

SHARES USED IN COMPUTATION OF NET LOSS PER SHARE            18,709,917    3,278,723     13,965,138      2,958,053

                The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                                        ECO2, INC. AND SUBSIDIARIES
                                       A DEVELOPMENT STAGE ENTERPRISE
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (Unaudited)

                                                      DEFICIT                              UNREALIZED
                                                    ACCUMULATED                   NOTE      LOSS ON                    TOTAL
                                                      DURING                   RECEIVABLE  SECURITIES               STOCKHOLDERS'
                  COMMON STOCK           PAID-IN    DEVELOPMENT     UNEARNED   EXERCISE OF AVAILABLE   TREASURY        EQUITY
               ISSUED      AMOUNT        CAPITAL       STAGE      COMPENSATION   OPTION     FOR SALE     STOCK       (DEFICIT)
BALANCE,
 September
 30, 1995        5,385,864  $  53,858  $ 14,460,333  $ (9,118,918)  $(489,627)  $ (91,250)  $    -      $  (34,049)  $  4,780,347

AMORTIZATION
 OF UNEARNED
 COMPENSATION         -          -             -             -        418,794        -           -            -           418,794

ALLOWANCE
 ON NOTE
 RECEIVABLE
 EXERCISE OF
 OPTION               -          -             -             -           -         91,250        -            -            91,250

ISSUANCE OF
 STOCK ON
 CONVERSION
 OF DEBENTURES
 IN OCTOBER
 1995, JANUARY,
 MARCH AND
 JUNE, 1996 AT
 VARIOUS PRICES
 LESS
 AMORTIZATION
 OF DEFERRED
 LOAN
 ACQUISITION
 COSTS THROUGH
 THE DATE OF
 CONVERSION     16,757,906    167,579     9,706,173          -           -           -           -           -          9,873,752

ISSUANCE
 OF 252,975
 SHARES FOR
 SETTLEMENT
 PER CONTRACT
 AT PAR IN
 OCTOBER 1995      252,975      2,530        (2,530)         -           -           -           -            -              -

                The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                                        ECO2, INC. AND SUBSIDIARIES
                                       A DEVELOPMENT STAGE ENTERPRISE
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Unaudited - Continued)

                                                      DEFICIT                              UNREALIZED
                                                    ACCUMULATED                   NOTE      LOSS ON                    TOTAL
                                                      DURING                   RECEIVABLE  SECURITIES               STOCKHOLDERS'
                  COMMON STOCK           PAID-IN    DEVELOPMENT     UNEARNED   EXERCISE OF AVAILABLE   TREASURY        EQUITY
               ISSUED      AMOUNT        CAPITAL       STAGE      COMPENSATION   OPTION     FOR SALE     STOCK       (DEFICIT)
ISSUANCE OF
 200,000
 SHARES
 PURSUANT
 TO A
 CONSULTING
 AGREEMENT
 AT $1 PER
 SHARE IN
 OCTOBER 1995
 AND JANUARY
 1996              200,000  $   2,000  $    198,000  $       -      $    -     $     -      $    -     $      -      $    200,000

CHANGE IN
 UNREALIZED
 LOSS ON
 SECURITIES
 AVAILABLE
 FOR SALE             -          -             -             -           -           -        (35,715)        -           (35,715)

NET LOSS,
 nine months
 ended June
 30, 1996             -          -             -       (4,221,143)       -           -           -            -        (4,221,143)

BALANCE,
 June
 30, 1996       22,596,745  $ 225,967  $ 24,361,976  $(13,340,061)  $ (70,833)  $    -      $ (35,715)  $  (34,049)  $ 11,107,285

                The accompanying notes to financial statements are an integral part of this consolidated financial statement.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                  INCEPTION
                                                                (OCT. 8, 1990)
                                  NINE MONTHS ENDED JUNE 30,      TO JUNE 30,
                                    1996         1995                1996
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                        $ (4,221,143)  $ (1,464,727)  $ (13,340,061)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Loss on disposal of assets           6,001           -             72,099
    Bad debt expense                    91,250           -            106,525
    Depreciation and amortization    1,354,048        186,637       2,052,896
    Settlement expense                    -              -            238,081
    Compensation expense               418,794          1,973       1,834,027
    Realized (gain) loss on
     marketable securities             (22,611)        43,343            (188)
    Unrealized (gain) loss on
     marketable securities                -           (46,553)           -
    Consulting services                200,000         86,250         511,250
    Loss on investment                    -              -             20,000
    Minority interest                  127,657           -            127,657

  Change in operating portion of
   accruals:
    Accounts receivable              1,134,025        (34,737)      1,124,341
    Inventory                         (420,819)        (4,531)     (1,139,160)
    Deferred loan acquisition
     costs                                -              -           (983,616)
    Underwriting deposit                  -          (240,000)           -
    Other current assets              (174,237)         2,978        (226,103)
    Accounts payable and accrued
     interest                         (511,692)       (45,276)       (258,486)
    Accrued expenses                      -              -            (10,895)
    Customer deposits                     -              -            100,000
    Interest payable                   315,770           -            315,770
    Other current liabilities           68,772        (19,902)        137,870
    Subscription receivable             62,500           -             62,500

      Net cash used in operating
       activities                   (1,571,685)    (1,534,545)     (9,255,493)

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Acquisition of fixed assets         (894,082)       (81,681)     (2,947,675)
  Proceeds from sale of fixed
   assets                                 -              -             66,600
  Purchase of certificates of
   deposit                                -              -         (1,300,000)
  Proceeds from certificates of
   deposit maturities                  150,000           -            150,000
  Purchase of marketable
   securities                       (8,732,058)          -        (12,288,325)
  Proceeds from marketable
   security maturities               8,754,669        890,448      12,288,513
  Proceeds from insurance                 -              -             20,750
  Borrowings by shareholder plus
   accrued interest                     (5,053)        (5,384)       (102,438)
  Principal repayments shareholder
   loans                              (185,076)       (86,436)       (598,810)
  Purchase of securities available
   for sale                           (500,000)          -           (500,000)
  Loans made plus accrued interest  (2,452,965)          -         (2,452,965)
  Consolidation of Spa Faucet,
   net of cash acquired             (2,592,274)          -         (2,592,274)
  Purchase of Chapter 7 assets      (1,930,000)          -         (1,930,000)

      Net cash provided by
       (used in) investing
       activities                   (8,386,839)       716,947     (12,186,624)

                The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - Continued)

                                                                  INCEPTION
                                                                (OCT. 8, 1990)
                                  NINE MONTHS ENDED JUNE 30,      TO JUNE 30,
                                    1996         1995                1996
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Net proceeds from convertible
   debentures                     $  7,039,391  $       -       $  12,185,769
  Proceeds from loans payable           17,582         4,222          779,527
  Principal repayments of loans,
   notes and leases                    (78,166)      (77,827)        (851,662)
  Net proceeds from sale of
   common stock, stock options
   and notes receivable for
   exercise of options                    -          591,174       11,840,753
  Treasury stock                          -             -             (34,049)

    Net cash provided by
     financing activities            6,978,807       517,569       23,920,338

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               (2,979,717)     (300,029)       2,478,221

CASH AND CASH EQUIVALENTS,
 beginning of period                 5,457,938       419,727             -

CASH AND CASH EQUIVALENTS,
 end of period - unrestricted        2,423,534        67,698        2,423,534
CASH AND CASH EQUIVALENTS,
 end of period - restricted             54,687        52,000           54,687

CASH AND CASH EQUIVALENTS,
 end of period - total           $   2,478,221   $   119,698    $   2,478,221
SUPPLEMENTAL NONCASH FINANCING
 AND INVESTING ACTIVITIES
  Additional paid-in capital
   from unearned compensatory/
   stock options, less deferred
   compensation of $28,435 and
   $16,957, respectively         $       -       $      -       $     441,615
  Additional paid-in capital
   in exchange for compensation          -            86,250          907,600
  Additional paid-in capital
   in exchange for loans                 -              -             308,496
  Prior expenses of initial
   public offering charged to
   additional paid-in capital            -              -             131,827
  Acquisition of land in
   exchange for mortgage
   payable                               -              -             125,000
  Acquisition of fixed asset
   in exchange for notes and
   leases payable                        -              -             469,508
  Acquisition of Viking stock
   in exchange for stock                 -              -              20,000
  Return of equipment in
   exchange for relief of
   related payable                       -              -              27,860
  Due on convertible debentures          -              -             558,622
  Subscription receivable for
   private placement                     -              -              62,500
  Transfer of items to inventory
   from property, plant and
   equipment                             -              -             806,840
  Conversion of convertible
   debentures to common stock       9,873,752           -           9,873,752
  Acquisition of Spa Faucet,
   Inc. stock in exchange for
   loan receivable reduction       1,000,000            -           1,000,000

                The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - Continued)

                                                                  INCEPTION
                                                                (OCT. 8, 1990)
                                  NINE MONTHS ENDED JUNE 30,      TO JUNE 30,
                                    1996           1995                1996
SUPPLEMENTAL DISCLOSURES
 Interest paid - cash basis       $      74,371    $    25,167    $   308,608

ACQUISITION OF SPA FAUCET
 Value of assets                  $   4,930,867
 Value of liabilities                (3,163,683)
 Goodwill                             1,449,796
 Minority interest                     (624,706)

                                 $   2,592,274<F1>

<F1>
Represents cash paid of $2,100,000 less Spa Faucet cash of $48,398 plus amount payable to ECO2, Inc. of $540,672.

                The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


The information presented herein as of June 30, 1996, and for the three and nine months ended June 30, 1996 and 1995, and the period from inception through June 30, 1996, is unaudited.

(1) BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

(2) PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of ECO2, Inc., its wholly-owned subsidiaries, ERI Delaware, Inc., ECO Jet Systems, Inc. and ECO2 Financial, Inc., and its 51%-owned subsidiary, Spa Faucet, Inc. Spa Faucet, Inc. is included on a consolidated basis as the Company has a majority voting interest in the stock and maintains a seat on the Board of Directors of Spa Faucet, Inc. All significant intercompany transactions are eliminated in consolidation.

(3) SUBSIDIARIES:

SPA FAUCET, INC.

The Company owns 51% of the outstanding common shares of Spa Faucet, Inc., a public company in the business of manufacturing and distributing decorative faucets and accessories (see Note 4).

ECO JET SYSTEMS, INC.

ECO Jet Systems, Inc. (ECO Jet) is a wholly owned subsidiary of ECO2. ECO Jet is in the business of manufacturing and distributing small two-stroke engines and jet pumps for the marine industry, Watercraft engines and race boats, jet skis and Kawasaki jet ski parts (see Note 4).

ECO2 FINANCIAL, INC.

ECO2 Financial, Inc. incorporated December 28, 1995, with one share of $.001 par value common stock authorized and outstanding, is a wholly owned subsidiary of ECO2. ECO2 Financial was organized to provide financing on a short-term basis to qualified candidates and companies per specifically tailored agreements.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(4) BUSINESS ACQUISITIONS:

SPA FAUCET, INC.

On March 31, 1996, the Company acquired 51% of the outstanding common shares of Spa Faucet, Inc., a public company in the business of manufacturing and distributing decorative faucets and accessories. The Company paid $2,100,000 for the 2,600,000 shares and accounted for the acquisition using the purchase method of accounting. The results of operations of Spa Faucet, Inc. are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition of $2,100,000 exceeded the fair value of net assets of Spa Faucet, Inc. by $1,449,796. The excess is being amortized on the straight-line method over 15 years.

The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at October 1, 1994:

                                                         NINE MONTHS ENDED
                                                       JUNE 30,     JUNE 30,
                                                        1996         1995
        Revenues                                  $  7,144,449   $  4,887,333

        Net loss                                  $ (4,076,371)  $ (1,811,137)

        Net loss per common share                 $       (.22)  $       (.61)

        Weighted average number of
         shares outstanding                         18,709,917      2,958,053

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, it is not intended to be a projection of future results.

ECO JET SYSTEMS, INC.

On March 4, 1996, the Company formed ECO Jet to acquire at a bankruptcy auction the assets (primarily inventory and fixed assets) of a jet ski manufacturer. The assets, representing the remaining estates of the two companies in Chapter 7, were purchased from a Chapter 7 trustee for $1,930,000, including costs of acquisition. This acquisition has been accounted for using the purchase method of accounting. The results of operations of ECO Jet are included in the accompanying consolidated financial statements since the date of acquisition. Based on information currently available, the Company has allocated the entire purchase price of $1,930,000 to inventory. Prior financial information is not available to present pro forma results.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(5) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company as of June 30, 1996 are as follows:

        (a) DEMAND DEPOSITS--The Company has demand deposits in banks which are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1996, the bank balances in four different banks totaled
$3,708,755. The Company has no policy of requiring collateral or other security to support its deposits.

        (b) ACCOUNTS RECEIVABLE--The Company's accounts receivable consist of amounts due primarily from retail businesses located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivable.

(6) INVENTORY:

Inventory consists of the following as of June 30, 1996:

        Raw materials                          $ 1,700,164
        Work in progress                         1,428,135
        Finished goods                           2,040,415
        Supplies                                    12,291
                                               $ 5,181,005

The breakdown by consolidated company is as follows as of June 30, 1996:

        ECO2                                   $ 1,501,856
        ECO Jet Systems                          1,850,938
        Spa Faucet                               1,828,211
                                               $ 5,181,005

(7) OTHER NOTES RECEIVABLE:

ECO2 Financial, Inc. loaned funds for the production of two motion picture films pursuant to two letters of credit with maximum available funds of $2,227,542 and $200,000. Outstanding funds accrue interest at the prime rate plus two percent, are due on demand and are collateralized by all cash, property, intangibles and instruments of each movie plus are personally guaranteed by the signer on the notes. The loans plus accrued interest total $2,288,104 and $164,860 at June 30, 1996, respectively.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(8) PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following as of June 30, 1996:

        Leasehold improvements                          $   924,567
        Vehicles                                            252,151
        Shop equipment                                      764,338
        Shredders                                            63,236
        Reactor                                             251,453
        Tooling and molds                                   386,957
        Trailers                                             73,452
        Laboratory equipment                                 18,136
        Office furniture and equipment                      220,821
        Mobile home                                          19,972
        Security equipment                                    4,504
        Displays                                             64,322
            Total equipment                               3,043,909
        Less: Accumulated depreciation                     (781,466)
            Equipment, net                                2,262,443
        Land                                                171,500
            Total property, plant and equipment, net   $  2,433,943

The breakdown by consolidated company is as follows:

        ECO2                                            $ 1,673,085
        Spa Faucet                                          500,463
        ERI                                                 186,052
        ECO Jet Systems                                      74,343
                                                        $ 2,433,943

(9) INVESTMENT SECURITIES:

On February 29, 1996, the Company acquired 1,000 10% shares of convertible preferred stock of Gulfwest Oil Company, Inc. for $500,000. On June 24, 1996, the Company converted the preferred stock into 142,857 shares of common stock. The Company's investment securities are classified as "available for sale." Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders' equity. As of June 30, 1996, the common stock investment in Gulfwest Oil Company, Inc. had a cost of $500,000 and a fair value of $464,285. Accordingly, an unrealized loss of $35,715 has been reflected in the accompanying statement of stockholders' equity.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(10)NOTES PAYABLE:

STOCKHOLDERS

Notes payable stockholders includes $976,160 of notes maturing in 1998, accruing interest at the prime rate plus one percent per annum.

OTHER

Current portion notes payable includes $1,469,657 of borrowings pursuant to a line of credit. Borrowings under the line are payable in full 150 days from the date of the cash advance together with interest at the prime rate plus one percent per annum. The line is available through February 15, 1997, and is secured by standby letters of credit totaling $1,500,000.

(11)CONVERTIBLE DEBENTURES:

Activity in convertible debentures and related debt issue costs since September 30, 1995, is as follows:

    CONVERTIBLE DEBENTURES OUTSTANDING, September 30,
     1995                                                 $   5,705,000

    AMOUNTS CONVERTED (into 16,757,906 common shares)       (12,765,000)

    AMOUNTS ISSUED                                           10,375,000

    CONVERTIBLE DEBENTURES OUTSTANDING, June 30, 1996     $   3,315,000


    SHARES HELD IN ESCROW, June 30, 1996                      3,301,738


    DEBT ISSUE COSTS, September 30, 1995                  $     937,013

    AMOUNTS CHARGED TO PAID IN CAPITAL UPON CONVERSION       (3,128,141)

    AMORTIZATION EXPENSE, nine months ended                  (1,177,066)

    COSTS INCURRED                                            3,894,231

    DEBT ISSUE COSTS, June 30, 1996                       $     526,037

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(11)CONVERTIBLE DEBENTURES:  (Continued)

The above debentures are 9% convertible debentures eligible at the option of the debtee for conversion to common stock 45 days after the issuance date. Upon conversion, the debenture holder is to receive common shares equal to the value of the convertible debentures plus accrued interest divided by the market price of the common stock. The market price shall be 65% of the average closing bid price of the common stock for five business days immediately preceding the conversion date. Shares equal to 120% of the shares which would have been issued on the date of the subscription are to be held with an escrow agent. Costs to issue are equal to 10% of the debentures.

The debt issue costs pertaining to each convertible debenture will be amortized to operations over the debenture term with all remaining unamortized costs charged to additional paid-in capital upon conversion. Interest on unconverted debentures is payable quarterly through maturity, December 31, 1997, at which time all debentures will be converted to common stock. If the market price of the common stock is $.82 or less at maturity, the Company may redeem all or part of the debentures for 110% of the value of the debentures plus accrued interest on that date.

(12)STOCKHOLDERS' EQUITY:

CONVERTIBLE DEBENTURES

During the nine months ended June 30, 1996, $12,765,000 in convertible debentures were converted to 16,757,906 shares of common stock.

OTHER STOCK ISSUANCES

In October 1995 and January 1996, 100,000 shares (total 200,000 shares) were issued pursuant to a consulting agreement (see Note 14).

(13)RELATED PARTY TRANSACTIONS:

On January 1, 1996, the Company signed an agreement with Planet Earth Recycling Center, Inc., which is wholly-owned by the son and daughter-in-law of the president of the Company, to receive ground rubber in exchange for labor services. As of June 30, 1996, no ground rubber or services have been received or performed pursuant to this contract.

On December 12, 1995, the Company signed a consulting agreement with a board member and son-in-law to the President of the Company to perform due diligence investigations, perform business development and marketing activities and to perform environmental compliance due diligence. The agreement is for six months to May 15, 1996, with compensation of $2,500 per month.

The Company rents office space for its office and research plant from the President. During the quarter ended June 30, 1996, the Company paid rent of $27,609 for this space.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(13)RELATED PARTY TRANSACTIONS:  (Continued)

Included in the accompanying financials are $52,827 and $29,277 of commissions and interest earned through lending activities with Spa Faucet, Inc., respectively, prior to the Company's acquisition described in Note 4.

(14)AGREEMENTS:

In September 1995, the Company signed a consulting agreement to provide the Company with leads for potential investment or acquisition candidates and potential buyers and to aid the Company with respect to its investment and development strategy. The agreement is effective for three months and requires the issuance of 300,000 shares, 100,000 of these shares have been issued as of September 30, 1995. The shares are valued at the fair market value at the date of the agreement; $1 per share or an aggregate of $300,000. During the quarters ended March 31, 1996, and December 31, 1995, an additional 100,000 shares each were issued with $100,000 charged to compensation expense in each quarter.

In October 1995, the Company signed a one-year agreement with a consulting firm which is to find and represent the Company in merger and acquisition and investment decisions. The consultant would receive a one-time fee for any transaction organized by the consulting firm which is entered into by the Company. The fee is to be determined at the date of such transaction.

On October 2, 1995, the Company signed a consulting agreement to provide consulting services on behalf of the Company in connection with identifying and evaluating potential merger or acquisition candidates, assisting in the negotiation of a resulting merger or acquisition and identifying lenders and assisting in the negotiation of debt and equity financing. The agreement is effective for two years, to October 2, 1997, and requires the compensation to be paid upon the occurrence of specific events. First, in the event the Company obtains debt or equity financing in the minimum aggregate amount of fifteen million dollars through introductions made by the consultant, the Company agrees to pay the consultant in cash, an amount equal to ten percent of the first fifteen million in funds received by the Company, within ten days of funding, and five percent for all subsequent funds received by the Company through introductions made by the consultant. Second, in the event a merger or acquisition between the Company and an entity identified by the consultant is consummated, the surviving corporation agrees to compensate the consultant in cash, in the amount of five percent of the aggregate cash actually received by the surviving corporation from the exercise of any warrants outstanding at the time of such merger or acquisition, such compensation to be paid from time-to-time upon exercise of such warrants. Third, upon the closing of the merger or acquisition between the Company and any merger or acquisition candidates, the surviving corporation agrees to issue to the consultant or its designees an aggregate of common stock, in the names and denominations specified in writing by the consultant, equal to four and one-half percent of the common stock then issued and outstanding of the surviving corporation. As of March 31, 1996, fifteen million dollars was raised through the issuance of convertible debentures arranged by the consultant, and $1,500,000 was paid in accordance with this agreement.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(14)AGREEMENTS:  (Continued)

On August 28, 1995, the Company signed an agreement with an independent agent pursuant to which the agent received 100,000 shares of common stock as entire compensation for any sale arranged by the agent during the one-year term expiring August 28, 1996. The contract is valued at $425,000 based on the fair market value of the common stock on the contract date. In the quarter ended June 30, 1996, three months of amortization, $106,250, has been expensed and $70,833 has been included as unearned compensation as a deduction from stockholders' equity.

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

As of December 31, 1995, ECO2 Financial, Inc. signed an agreement with Spa Faucet, Inc. to provide up to $2,000,000 of financing at the New York prime rate plus 2% per annum. The receivables of Spa Faucet, Inc. are collateral with the loan not to exceed 80% of said receivables. Amounts due to the Company pursuant to this agreement have been eliminated in consolidation.

(15)COMMITMENTS:

EMPLOYMENT AGREEMENTS

On June 28, 1996, the Company entered into a five year employment agreement with its President and Chief Executive Officer, effective July 1, 1996. The agreement calls for an annual salary of $300,000 with annual increases to reflect increases in the Consumer Price Index. The agreement also granted the employee an option to purchase up to 200,000 common shares of the Company for a price $.80 per share beginning July 1, 1996 and ending on the sixth anniversary of the effective date of this agreement. Additionally, on each anniversary of this agreement, so long as the employee is employed by the Company, the employee shall receive an additional option to purchase up to 200,000 common shares for $.80 per common share. All options shall accumulate.

ECO Jet Systems has entered into a three-year employment agreement with its plant manager. This agreement became effective February 29, 1996. Pursuant to the agreement, the plant manager receives $75,000 per year plus a bonus equal to 10% of the first one million in pretax profits and 2.5% of the excess over one million in pretax profits. This agreement contains a noncompete covenant effective for three years subsequent to the termination of the agreement.

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


(16)CONTINGENT LIABILITIES:

The Company is contingently liable under an irrevocably standby letter of credit for $52,000 with the Environmental Protection Agency which expires December 1996. The letter is collateralized by a certificate of deposit in the amount of $52,000 which is included in restricted cash.

(17)SUBSEQUENT EVENTS:

In July 1996, $450,000 of convertible debentures were converted into 879,122 shares of common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies of $2,979,717 ($1,571,685 from operations and $8,386,839 from investing activities, offset by cash flow of $6,978,807 from investing activities) during the nine months ended June 30, 1996. However, the Company has unrestricted cash of $2,371,452 as of June 30, 1996. This cash is considered adequate to finance any future losses from operations for at least the next year. The major changes in cash flows related to business acquisitions, purchases of investment securities and loans receivable. These investments were funded primarily through the issuance of convertible debentures.

The Company's balance sheet at June 30, 1996 reflected the impact of working capital changes, business acquisitions and the issuance of convertible debentures.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 compared to three months ended June 30, 1995.

Revenues and cost of goods sold increased due to the acquisition of two businesses, a distributor of decorative faucets and a manufacturer of jet skis and their components, at the beginning of the quarter. These acquisitions resulted in an increase in gross profit of $986,198.

Selling, general and administrative expenses increased due to the two business acquisitions noted above ($1,203,042) and due to the amortization of debt issue costs (128,360).

Interest income increased due to additional cash funds on hand and due to loans made to other companies.

Interest expenses increased due to the convertible debentures outstanding during the quarter.

Minority interest increased due to the business acquisition at the beginning of the quarter.

Nine months ended June 30, 1996 compared to nine months ended June 30, 1995.

Revenues increased due to the business acquisitions at the beginning of the third quarter ($2,708,648) offset by the decrease in tire tipping fees in 1996 ($76,232) and the decrease in shredder product sales in 1996 ($51,932).

Cost of sales increased primarily due to the business acquisitions at the beginning of the third quarter ($1,722,450).

Selling, general and administrative expenses increased primarily due to the two business acquisitions ($1,203,042) and increased amortization expense related to debt issue costs ($1,177,066).

Interest income increased due to more funds available for investment

Interest expense increased due to the convertible debentures outstanding during the period.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECO2, INC.
(registrant)


Dated: August 19, 1996

                                 /s/ Charles D. Ledford
                                 CHARLES D. LEDFORD, President and
                                 Chief Financial Officer