Form 10KSB
period 1996-09-30
ECO2 INC
filed 1997-02-10
CIK 889418

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                       Form 10-KSB

      (Mark One)

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (Fee Required)

            For the fiscal year ended September 30, 1996

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from              to _________

                       Commission file number 0-20826

                                  ECO2, INC.
               (Name of small business issuer in its charter)

                     DELAWARE                                 11-3087145
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)

              20005 S.E. Hawthorne Road, Hawthorne, Florida, 32640
           (Address of principal executive offices)        (Zip Code)

                   Issuer's telephone number: 352-481-0187

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered

                                     None

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value
                           (Title of class)

                            Class A Warrants
                            (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $11,335

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,620,693 based on the average high and low price as of February 3, 1997 of $.3125 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 27,749,848 shares of Common Stock as of February 3, 1997

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transitional Small Business Disclosure Format (Check One):  Yes  No  X

PART I

Item 1.  Description of Business


Item 1.          Business

     ECO2, Inc. (the "Company" or "ECO") was formed under the laws of the State of Delaware on December 4, 1991, under the name Energy Research International Inc. and changed its name to ECO2, Inc. on May 7, 1992. Prior to December 4, 1991, the Company's business was operated by two Florida corporations, Energy Research International Inc. ("ERI Florida") formed on November 22, 1989, and Energy Research International Sales, Inc. ("ERI Sales"), formed on October 17, 1991. On February 19, 1992, ERI Delaware, Inc. was formed as a wholly-owned subsidiary of the Company under the laws of the State of Delaware. On July 1, 1992, ERI Florida and ERI Delaware merged, with ERI Delaware as the surviving corporation, and the Company and ERI Sales merged, with the Company as the surviving corporation (the "Mergers"). As a result of the Mergers, ERI Sales and ERI Florida are deemed, for accounting purposes, to have been the surviving entities.

     The Company is a development stage company that was established to provide integrated solid waste tire management services to governmental, commercial and industrial customers. The Company has developed a modular scrap resource tire recovery system (the "System"), which utilizes a pyrolysis (indirect heat) process to recycle scrap tires into oil, carbon black, steel and methane gas. The System employs a series of tire shredders and grinders in combination with a closed energy recovery chamber ("ERC"). Management believes that the system may also have application for the treatment and management of wastes and the recovery of by-products relative to municipal sludge, medical waste and other industrial processes contaminants.

     The Company has constructed an operational scrap tire resource recovery facility utilizing the System in Hawthorne, Florida. To date, the Company has not sold any of the by-products listed above, except for an isolated sale of carbon black, and has collected only limited tipping fees and limited revenues from sales of crumb rubber.

     In addition to the above activities, to the extent the Company obtains or has access to sufficient resources, the Company, may seek acquisitions of other companies or their business or related assets that expand or complement the Company's waste handling activities, facilitates participation of the Company in markets where shredding and pyrolysis by-products are sold or represent products or services which are correlative to the Company's business or operations.

The Company's Energy Resource Recovery System

     The System integrates state-of-the-art technologies of feedstock preparation (collection, sorting, shredding and grinding) with its patented non-oxidizing process of tire pyrolysis. Historically, pyrolysis systems have generally utilized either a reductive or oxidative technique. Both of these techniques have, to date, been economically unfeasible because these methods produce low-grade by-products at very high capital requirements and operating costs. With the Company's non-oxidizing technique, tires are vaporized instead of burned, utilizing heat in a continuous rotating cylinder which provides an acid-free environment yielding higher quality by-products, at greater cost-efficiency of operation than traditional pyrolysis methods.

The Company's facilities has been operating on a non-continuous basis since May 16,1992. Since such date the Company has collected and shredded limited numbers of automobile tires and has converted limited quantities of shredded tires into tire derived fuel ("TDF"), carbon black, steel and methane gas.

Sales and Marketing

     The Company has commenced a marketing strategy aimed at attracting qualified joint venture partners in the United States and Canada. Prospective joint venture partners will be targeted, and thereafter screened, based on their knowledge and experience in owning or operating environmental or recycling facilities. The Company will also consider entering into joint ventures with entities which can contribute usable land, buildings and/or equipment in order to defray the costs and time delays involved in establishing new facilities.

     While exploring joint venture relationships, the Company plans to utilize various international trading and marketing organizations for the direct sale of its Systems to commercial and municipal customers outside the United States and Canada. Some or all of the marketing efforts may require paying commissions to third parties. In order to effect joint ventures and direct sales of its Systems, the Company plans to promote its Company-owned tire recycling facilities through the media, trade shows, trade magazines and the direct solicitation of municipalities and commercial organizations.

     The Company is a party to an agreement dated August 1, 1991 (the "Canada Agreement") with Tire Recycling Canada, Inc. ("Tire Recycling") pursuant to which the Company granted to Tire Recycling, for the payment of $100,000, a right of first refusal to purchase a System at a price offered by a bona fide third party purchaser and to utilize the System in Canada and the Canadian Territories. Such payment is refundable at the request of Tire Recycling. The right of first refusal expired on February 1, 1992, and Tire Recycling paid an additional $10,000 to extend its right of first refusal until August 1, 1992. In July 1992, the Company agreed to further extend the Canada Agreement for an additional six months to January 31, 1993 for an additional non-refundable fee of $15,000. On September 20, 1993 the Company notified Tire Recycling that Tire Recycling was in violation of the Non-Disclosure Agreements signed with the Company on May 22, 1991 and August 21, 1991. The Company is retaining the initial deposit on the unpurchased equipment based on violations of the Non-Disclosure Agreements. No claims have been asserted against the Company under the terms of the Canada Agreement.

     On July 14,1993, the Company entered into a Sales Agreement with Viking Resources Inc. for the sale of Systems including related tire shredding and carbon black bagging equipment. Pursuant to the Viking Agreement, Viking has agreed to purchase one System with related equipment for $5,030,000. In addition, Viking has been granted an option to purchase up to seven additional Systems for installation at specified locations in the United States. Under the terms of the Viking Agreement, the Company received a $100,000 promissory note due January 1, 1994, of which $20,000 has been paid. The remainder of the purchase price is due in installments of $1.75 million (due March 1, 1994), $1.75 million (due when the System is 50% complete), and the balance of $1.43 million is due when the System is complete. On September 26, 1994, the Company and Viking entered into a Stock Purchase and Exchange Agreement pursuant to which the parties exchanged between each other 100,000 shares of their respective shares of Common Stock. The public offering was not completed and nor was the transaction consummated.

Research and Development; Manufacturing; Sources of Supply

     The Company's manufacturing and research and development facility is located in Hawthorne, Florida. The Company manufactures all components of the System other than the shredders used in the first three phases of the shredding process, which the Company purchases from Shred Pax Corporation. (See "Certain Transactions") To date, the Company has only manufactured components in limited quantities, and has assembled only one complete System, which is the Company's operating system. Accordingly, the Company has written off the inventory for the tire resource business.

     The Company's manufacturing facilities and personnel are limited, and the Company may not be able to produce systems in the quantities required to open and maintain numerous tire recycling facilities. The Company may be required to employ third parties to manufacture some or all of the components of the System. There can be no assurance that the Company will be able to locate qualified third party manufacturers or that Systems will be able to be manufactured by such parties at prices which are advantageous to the Company.

     Substantially all of the components of the Company's System are manufactured from readily available raw materials. The Company has not encountered any significant difficulties in purchasing supplies of principal raw materials or finished goods. The Company believes that if any source of raw materials or finished products becomes unavailable, alternative sources of supply are available at comparable prices and delivery schedules. In the event the Company is unable to find such alternative sources at a competitive price and on a timely basis for the System, the Company could be materially adversely effected.

The Company is currently increasing expenditures for in order to adapt its pyrolysis technology for the treatment and management of wastes and the recovery of by-products relative to municipal sludge.

Patent and Proprietary Rights

     The Company owns a patent, which was assigned to the Company by Charles Ledford, that covers certain aspects of its tire recycling process. The patent pertains, in part, to the process by which tires are vaporized utilizing heat in a continuous rotating cylinder. (See "the Company's Tires-To-Energy Resource Recovery System") The patent was obtained by Mr. Ledford in 1992 and expires in 2009. The Company's patent does not cover any of the individual components of the Company's System, including the ERC, or the fundamental principals which are inherent in all pyrolysis processes and systems. There can be no assurance that the Company's patent will be upheld, or will afford protection from material infringement. Furthermore, other entities may develop competitive tire recycling processes which do not infringe on the Company's patent. In addition, other entities in the recycling business have obtained patents for other tire recycling processes including other processes utilizing pyrolysis. The Company believes that it is not infringing on any such patents. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality agreements with employees, consultants, and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. In addition, the Company's competitors or other third parties may develop proprietary inventions necessary for the successful development of the Company's business, which may require licensing and the payment of significant fees or royalties by the Company for the pursuit of its business.

     The Company has applied for a patent in Canada, but has not applied for any other foreign patents. In the event that the Company commences foreign sales of Systems, it may apply for patent protection in the foreign countries in which such sales are made or the System will be located; however, the Company believes that it is unlikely that it will be able to obtain foreign patent protection on an existing System. In the absence of foreign patent protection for its System there can be no assurance that the Company will be able to prevent foreign competitors from developing, marketing and employing similar tire recycling systems.

     There is a trend towards litigation regarding patents and other intellectual property rights. Although patent and intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations.

Government Regulation

     The Company's tire recycling and manufacturing activities are subject to extensive and rigorous government regulation designed to protect the environment from wastes and emissions and from hazardous substances, particularly with respect to the emission of air pollutants, the discharge of cooling water, the disposal of combustion residues and the storage of hazardous substances. The Company's System is designed to limit the discharge into the environment of noxious fumes and waste products; however, the flaring off of methane gas causes the release of certain toxic materials into the atmosphere. In addition, the Company's storage of raw materials and by-products (particularly TDF), must conform to the requirements imposed by environmental laws, including laws applicable to the storage of hazardous waste.

     The establishment and operation of plants for resource recovery are subject to obtaining numerous permits and complying with environmental and other regulations, both in the U.S. and most foreign countries. The process of obtaining required regulatory approvals is lengthy, expensive, and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the Company's operations The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, regulatory approvals or impose costly new procedures for compliance.

     The effect of governmental regulation may be to delay for a considerable period of time or to prevent the Company from developing its business as planned and/or impose costly requirements on the Company, the result of which may be to furnish an advantage to its competitors or to make it less profitable, or unprofitable to operate. There can be no assurance that the Company will be able to obtain necessary approvals, on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would adversely effect the Company and its ability to generate revenue. There can be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company.

     The Company's pyrolysis and manufacturing activities are subject to state and local regulations. The establishment and operation of full-scale plants for recycling will be subject to obtaining permits from state and local regulatory boards. The Company's plant in Hawthorne, Florida is regulated at the state and federal levels by the Florida Department of Environmental Regulation ("DER") and the EPA, respectively. The Company obtained an operating permit which permits the Company to recycle tires at its facility utilizing pyrolysis. The Company has obtained a processing permit from the DER.

Other Applications of the Company's Technology

     The Company may explore other applications for pyrolysis; however, there can be no assurance that the Company will succeed in developing any other commercially useful applications for pyrolysis, or that the Company will be able to generate any revenues or profits from any such other applications. The Company's attempts to exploit any such other applications for pyrolysis would be subject to risks and uncertainties of the types associated with development stage companies employing unproven technology.

Employees

     As of December 31, 1995, the Company employed approximately 25 persons on a full-time basis. The Company is not party to any material labor contract or collective bargaining agreement. To date, the Company has experienced no labor stoppages, and management believes that relations with employees are satisfactory.

Item 2.  Description of Properties.

     The Company currently occupies 1,464 square feet of office space at 20005 S.E. Hawthorne Road, Hawthorne, Florida 32640. The principal manufacturing facilities and tire recycling facility, comprising 11,586 square feet, a warehouse comprising 5,890 square feet and a drafting office and lab comprising 1,000 square feet are also located at that address. The Company leases its facilities for $60,000 per annum From Charles D. Ledford and Vivian Ledford, both of whom are directors and officers of the Company, pursuant to a five-year lease which may, at the Company's option, be extended until for an additional five year term until July, 2006. The lease provides for an automatic annual 5% increase. The Company believes that such facility is adequate for the Company's current and anticipated operations.


Item 3.  Legal Proceedings.

     The Company is not a party to any pending legal proceedings and has no knowledge that any such proceedings are threatened other than the following:

     On January 23, 1997 Edward W. Miller filed suit against the Company, its subsidiary Eco Jet, Inc., Charles and Vivian Ledford and others in Orange County California Superior Court seeking damages in excess of $250,000 under theories of breach of contract, breach of implied covenant of good faith and fair dealing, tortious inducement of breach of an employment contract, intention infliction of emotional distress and negligent misrepresentation and for an accounting. The Company has not yet filed a responsive pleading, but intends to vigorously defend the action.

     On August 5, 1996, Stoneridge Capital, Ltd. And Great American Bancorp filed suit against Eco2, Inc. and Charles Ledford in Orange County California Superior Court seeking damagesin the amount of $166,000. Following the filing of the lawsuit, Charles Ledford was dismissed as a defendant. The Company denies that any commission is due.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     (a) The Company's Common Stock and the Warrants are traded on NASDAQ under the symbol "TIRE" and "TIREW," respectively. Prior to October 22,1992, there was no market for the Company's securities. The following table sets for the high and low bid quotations for the Common Stock and the Warrants for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                 Common Stock           Warrants
                                 High     Low       High     Low

October 22-December 31, 1992     $10 1/4     $5 1/4    $2 3/4    $ 1/2
January 1-March 31, 1993           7          2 3/4     2 1/8      5/8
April 1-June 30, 1993              4 3/4      1 1/4     1 5/8      1/4
July 1, 1993-September 30, 1993    6 5/8      3 9/16      2          5/8
October 1-December 31, 1993        5 1/8      3 1/2     2 3/8     1
January 1-March 31, 1994           6 3/8      4 5/8    1 13/16     5/8
April 1-June 30, 1994              5 1/2      2 5/8     1 7/8      1/2
July 1-September 30, 1994          3 1/2     1 15/16      7/8      3/8
October 1-December 31, 1994        3 1/8      1 9/16    1 1/16     5/16
January 1-March 31, 1995           2 1/8        3/32      3/4      1/4
April 1-June 30, 1995              1 7/16      21/32      3/8      3/16
July 1-September, 1995             6 1/32       3/32    2 3/8      1/4
October 1-December 31, 1995        4 7/16    1 13/32    2 1/32     3/8
January 1-March 31, 1996          2 13/32      13/16    1 1/8      3/16
April 1-June 30, 1996              1 3/8       23/32    1 1/8      1/8
July 1-September, 1996               3/32      15/16      9/16     3/16
October 1-December 31, 1996          9/16       1/8       5/16     1/16

On February 3, 1997, the closing bid price for the Common Stock was .$.28125 and the closing bid price for the Warrants on January 28, 1997 was $.25.

     (b) As of December 31, 1996, the approximate number of shareholders of record of the Company's Common Stock and Warrants were 733 and 17, respectively.

     (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.


PART II

Item 6. Management 's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company began operations on December 4, 1991 and has operated as a development stage enterprise. During this time, the Company completed the construction and implementation of an operational scrap tire resource recovery facility, at its headquarters in Hawthorne, Florida. Furthermore, as a development stage enterprise, the Company has focused its efforts on financial planning, raising capital, research and development, establishing sources of supply, developing markets, organizing the corporation, and developing its business plan.

     To date, the Company has built an operational facility used for demonstrations and the production of by-products in limited quantities on a noncontinuous basis for demonstration purposes only. The Company does not have significant experience constructing Systems in the volume that may be necessary for the Company to achieve significant revenues. The Company may encounter difficulties in increasing its production capacity or in hiring and training additional personnel to construct Systems and produce and sell by-products in commercial quantities in a timely manner. Difficulties in meeting regulatory requirements, interruptions in the supply of tires or in the products used to build additional Systems, difficulties in expanding from the prototype facility to full-scale plants or in manufacturing the parts needed to establish additional plants as well as other production problems could have a material adverse effect on Company's business, financial condition and results of operations. The extent that the Company is unable to generate significant operating revenues and achieve profitability, the Company may be prevented from expanding its operations and may utilize a greater percentage of its available resources for working capital purposes.

     During the fiscal year ending September 30, 1996, the Company ceased attempting to use production and marketing efforts for the modular scrap tire resource recovery system and related by-products. This decision was based on the projected continued losses, liability to consummate sales of Systems and insignificant demand for by-products. Accordingly, at September 30, 1996, inventory (primarily shredders and reactors) has been written down to its estimated net realizable value and results of operations for 1996 include a charge of $1,333,283. During the year , the Company formed ECO2 Financial, Inc. to seek additional investments and financial opportunities. See Note 3 for investments and matters related to business and inventory acquisitions including losses on assets for sale.

     As part of the evolutionary process, the Company is presently seeking alternative uses for the modular resource recovery system in the garbage recycling industry.

     On March 4, 1996, the Company formed ECO Jet Systems, Inc. to acquire at a bankruptcy auction the assets (primarily inventory) of a jet ski manufacturer. The assets, represent the remaining assets of the two companies in Chapter 7, were purchased from a Chapter 7 Trustee for approximately $1,932,030 (including fees of $90,000). In December 1996, the Company decided to cease activity and sell the remaining assets. Accordingly, the purchase has been treated as a temporary investment for accounting purposes. Through September 30, 1996, the Company has advanced ECO Jet $1,005,042. The Company has recorded a loss on assets held for sale of $2,790,042 and has included in liabilities ($855,000), a provision for additional losses through January 31, 1997 when activities are expected to cease and for rentals through the expiration of the related lease (March 31, 1997).

     As of March 31, 1996, the Company paid $2,100,000 (including fees of $100,000) to acquire 2,600,000 share of pre-split restricted common stock or 51% of Spa Faucet. The purchase is being treated as temporary investment for accounting purposes. On October 31, 1996, the Company sold its interest in Spa Faucet, Inc. for $2,500,000 net of commission of $500,000. The agreement provides for monthly payments of $208,333 commencing November 1, 1996. As of January 10, 1997, the Company has received only one payment.

     During the year, the Company loaned funds for the production of two motion picture films pursuant to two letters of credit with maximum available funds of $2,227,542 and $169,388. Outstanding funds accrue interest at the prime rate plus two percent, are due on demand and are collateralized by all cash, property, intangibles and instruments of each movie plus are personally guaranteed by the signor on the notes. The primary shooting of one film has been completed, however, this film ha s not been distributed and the Company has exercised a lien to own the film. The Company has estimated that $1,500,000 will be received through the sale of distribution rights less $900,000 which represents $600,000 to pay unpaid bills relating to production costs and an estimated $300,000 to complete the film. Losses related to those investments approximate $2,400,000.

Results of Operations

     This discussion should be read in conjunction with the audited financial statements and notes thereto appearing in this 10-KSB. All comparisons within the following discussion are to the previous fiscal year end. See "general" above for leases during the year ended 9/30/96 related to jet skis, Spa Faucet and films aggregating $4,706,354. In addition, the Company has written-off the tire recovery system inventory of $1,657,149.

     Total Company revenues for the fiscal year ended September 30, 1996 totaled $11,335, as compared to $133,675 for the year ended September 30, 1995, a decrease of $122,340. or 91.5%. The Company's revenues are derived primarily from sales of the Company's crumb rubber products which have significantly decreased over the last two fiscal years as the Company seeks alternative use for its recovery system..

     The Company's selling, general and administrative expenses increased $458,167, or 16.1%, during the year ended September 30, 1996 to $3,307,998 from $2,849,831 during the 1995 fiscal year, primarily due to increased payroll costs of approximately $250,000 in rent, marketing, and independent agent agreements intended to provide the Company with leads for potential investment and acquisition candidates and potential buyers, and to aid the Company with respect to its investment and development strategy.

     Salaries and employee benefits for the Company increased $389.31%, or 99%, for the year ended September 30, 1996, to $782,242 as compared to $392,924 for the year ended September 30, 1995.

     For the year ended September 30, 1996, the Company realized no contract cancellation income compared with contract cancellation income of $20,000 for the previous fiscal year. Contract cancellation income consists of non-refundable deposits on canceled sales contracts.

     Interest expense, during the year ended September 30, 1996, increased $328,269 or 573.01% from $57,288 to $385,557 due to interest due on the convertible debentures. Amortization expense relating to the debentures was $1,300,000.

     For the year ended September 30, 1996, the Company had an operating loss of $9,509,610, a net loss of $10,876,592 and a loss per share of $.65 , as compared to had an operating loss of $2,803,134, a net loss of $3,052,155 and a loss per share of $0.89 for the fiscal year ended September 30, 1995. The increases operating loss and net loss primarily resulted from the increase losses incurred by the Company in connection with assets purchased by the Company for investment, the write-off of recovery system inventory, interest and amortization relating to the debentures

Liquid and Capital Resources

     Cash flows used by operating activities of the Company for the years ended September 30, 1996 and 1995 totaled 2,207,140 and $3,334,147, respectively. The decrease in cash used is mainly attributable to the higher net loss primarily from investment activities and increased general and administrative expenses.

     Cash flows used for investing activities of the Company for the years ended September 30, 1996 and 1995 totaled $10,408,175 and $543,746, respectively. The substantial increase in cash used is primarily due to the purchase of assets previously used for its acquisition of $8,987,747 (including advances).

     Cash flows provided by financing activities of the Company for the years ended September 30, 1996 and 1995 totaled $8,461,226 and $8,916,104, respectively. The cash needs of the Company were met by the sale of common stock, the exercise of options and proceeds from the issuance of convertible debentures in previous fiscal years. During fiscal year 1995 and 1994, the Company sold 1,230,000 and 442,833 shares of its common stock in private sales at prices ranging from $0.50 to $2.90 and $1.25 to $3.10, realizing net proceeds of $1,384,299 and $907,418, respectively. In fiscal year 1995 and 1994, 485,000 and 240,000 options for common stock were exercised at prices ranging from $1 to $3.50 and $2.13 to $5.50, realizing net proceeds of $1,046,034 and $1,085,625, respectively. In the year ended September 30, 1995, net proceeds from the sale of convertible debentures totaled $5,146,378 excluding $558,622 of funds received subsequent to the end of the fiscal year. During 1996, the Company received net proceeds of the from the sale of convertible debentures, of approximately $8,400,000.

     The Company plans to meet its working capital requirements and to fund the manufacture of full-scale plants with the proceeds received from the sale of investments purchased in fiscal 1996 and from the sale of equipment using the Company's pyrolysis technology, although the Company has not sold any equipment to date and is directing its resource recovery system to other waste products. The Company has signed various independent agent agreements to aid in locating and securing contracts with other potential customers. To the extent that the Company is successful in selling tire recycling systems or in generating revenues from operations, its reliance on capital markets will be proportionately reduced. There can be no assurances that the Company will be successful in generating revenues as described herein, or that unforeseen events will not occur which may reduce revenues below projected levels over the next twelve months or increase expenses above the anticipated amounts.

     The Company may require substantial additional funds to meet its operational expenses, for seeking regulatory approvals, and for construction of facilities. The proceeds by the Company from its previous financing and the sale of its investment assets may not ultimately be sufficient for such purposes. The Company may seek to raise additional funds through sales of equity or debt, bank borrowing or collaborative or other arrangements with corporate partners or from other sources. There can be no assurance that sufficient financing will be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate its planned operations and programs.

Recent Pronouncements

     In May 1993, the FASB issued Statement No. 114, "Accounting by Creditors for Impaired of a Loan." SFAS No. 114 becomes effective for fiscal years beginning after December 15, 1994 and defines certain measurement criteria for impaired loans. The Company does not have any significant positions as a creditor.

     In March 1995, the FASB issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's financial statements.

     In October 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 becomes effective for fiscal years beginning after December 15, 1995 and establishes financial accounting and reporting standards for stock based employee compensation plans and transactions in which an entity issues its instruments to acquire goods or services from non-employees. The Company believes this pronouncement will not have a significant impact on the Company's financial statement.

Item 7.  Financial Statements and Supplementary Data

                         ECO2, INC. AND SUBSIDIARIES

                        A DEVELOPMENT STAGE ENTERPRISE

                      CONSOLIDATED FINANCIAL STATEMENTS

                For the Period of Inception (October 8, 1990)
                        to September 30, 1996 and the
                   Years Ended September 30, 1996 and 1995




                                   CONTENTS


  Report of Independent Auditors                                    F2

  Financial Statements:

    Consolidated Balance Sheet                                    F3-4

    Consolidated Statement of Operations                            F5

    Consolidated Statement of Changes in Stockholders' Equity     F6-9

    Consolidated Statement of Cash Flows                        F10-11

  Notes to Financial Statements                                 F12-28












                                     -F1-

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
ECO2, Inc. and Subsidiary
Hawthorne, Florida

We have audited the accompanying consolidated balance sheet of ECO2, Inc. and Subsidiaries (a development stage enterprise) as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years ended September 30, 1996 and 1995 and for the period October 8, 1990 (inception) to September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECO2, Inc. and Subsidiaries at September 30, 1996 and the results of their operations and their cash flows for each of the years ended September 30, 1996 and 1995 and for the period from October 8, 1990 (inception) to September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at September 30, 1996, the Company has incurred substantial losses since its inception, and the accompanying consolidated balance sheet reflects an accumulated deficit of $19,995,510. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.



Millward & Co. CPAs
Fort Lauderdale, Florida
December 13, 1996 (except for note 3
dated January 31, 1997)



                                     -F2-

                                                      ECO2, INC. AND SUBSIDIARIES
                                                    A DEVELOPMENT STAGE ENTERPRISE
                                                      CONSOLIDATED BALANCE SHEET
                                                          September 30, 1996


                                                                 ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents (Including Restricted Cash of $167,852)            $1,251,849
    Certificates of Deposit - Restricted                                            950,000
    Assets Available for Sale                                                     3,967,670
    Loans and Advances Due from Stockholder                                          99,414
    Notes Receivable                                                                201,425
    Other Current Assets                                                             60,558
        Total Current Assets                                                      6,530,916
    Property, Plant and Equipment, at cost (Net of Accumulated
            Depreciation of $472,757)                                             1,883,425
    Restricted Cash                                                                  52,000
    Deferred Loan Acquisition Costs                                                 485,047
        Total Assets                                                             $8,951,388





The accompanying notes are an integral part of these consolidated financial statements.

-F3-


                                                      ECO2, INC. AND SUBSIDIARIES
                                                    A DEVELOPMENT STAGE ENTERPRISE
                                                      CONSOLIDATED BALANCE SHEET
                                                          September 30, 1996






                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                          $153,526
    Estimated Liability for Closing Jet Ski Operations         855,000
    Customer Deposits                                          100,000
    Interest Payable                                           140,390
    Accrued Expenses                                           143,765
        Total Current Liabilities                            1,392,681
LONG-TERM DEBT
    Convertible Debentures                                   2,300,000
        Total Liabilities                                    3,692,681
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock (No Par Value, Authorized
         1,000,000 Shares, None Issued)                              -
    Common Stock (Par Value $.01 Per Share, Authorized
         45,000,000 Shares, Issued 25,103,655)                 251,036
    Additional Paid-In Capital                              25,287,230
    Deficit Accumulated During the Development Stage       (19,995,510)
    Unrealized Loss on Securities Held for Resale             (250,000)
    10,000 Shares of Common Stock in Treasury, at cost         (34,049)
        Total Stockholders' Equity                           5,258,707
        Total Liabilities and Stockholders' Equity          $8,951,388

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

                                               ECO2, INC. AND SUBSIDIARIES
                                             A DEVELOPMENT STAGE ENTERPRISE
                                          CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                                (Inception)
                                                          For the Year Ended                    Oct 8, 1990
                                                             September 30,                           to
                                                          1996          1995                   Sept 30, 1996


REVENUES                                               $11,335        $133,675                     $555,466

OPERATING EXPENSES
    Selling, General and Administrative Expenses     3,307,998       2,936,809                   12,611,663
    Loss on Assets Held for Sale                     4,706,354               -                    4,706,354
    Loss on Inventory Write Off                      1,506,593               -                    1,506,593

        Total Operating Expenses                     9,520,945       2,936,809                   18,824,610

OPERATING LOSS                                      (9,509,610)     (2,803,134)                 (18,269,144)

OTHER INCOME (EXPENSE)
    Interest Income                                    405,660          68,851                      604,573
    Interest Expense                                  (385,557)        (57,288)                    (710,835)
    Amortization of Deferred Costs - Debentures     (1,172,512)              -                   (1,172,512)
    Write Off of Note Receivable for Exercise
        of Option                                      (91,250)              -                      (91,250)
    Other                                               84,684         (46,089)                     127,521
    Contract Cancellation Income                             -          20,000                      340,000
    Loss on Underwriting Deposit                             -        (240,000)                    (240,000)
    Gain (Loss) on Marketable Securities and
        Other Investments                               22,611          28,648                        2,611
    Settlement Income (Expense)                        (73,760)              -                     (406,473)
    Loss on Disposal of Assets                        (156,858)        (23,143)                    (180,001)

        Total Other Income (Expense)                (1,366,982)       (249,021)                  (1,726,366)

NET LOSS                                          $(10,876,592)    $(3,052,155)                $(19,995,510)

Net (Loss) per Common Share                             $(0.66)         $(0.89)

Shares Used in Computation of Net
        (Loss) Per Share                            16,600,288       3,423,844







The accompanying notes are an integral part of these consolidated financial statements.

-F5-

                                                      ECO2, INC. AND SUBSIDIARIES
                                                     A DEVELOPMENT STAGE ENTERPRISE
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          DEFICIT                                 UNREALIZED
                                                          ACCUMULATED               NOTE          LOSS ON             TOTAL
                                                          DURING                    RECEIVABLE    SECURITIES          STOCKHOLDERS'
                                 COMMON STOCK    PAID-IN  DEVELOPMENT  UNEARNED     FOR EXERCISE  AVAILABLE  TREASURY EQUITY
                              ISSUED     AMOUNT  CAPITAL  STAGE       COMPENSATION  OF OPTION     FOR SALE   STOCK    (DEFICIT)
ENERGY RESEARCH INTERNATIONAL, INC.
    Common Stock Issued
for Cash, on September 25, 1991  1         $-     $5,001     $-            $-            $-            $-      $-      $5,001
    Net Loss - Period Ended
     September 30, 1991          -          -        -      (473,009)       -             -             -       -    (473,009)

    Balance, September 30, 1991  1          -      5,001    (473,009)       -             -             -       -    (468,008)

    Merger in July 1992 of
        Energy Research
        International, Inc. into
        ECO2 , Inc. and
        Subsidiary, Net         (1)         -     (5,001)     -             -             -             -       -     (5,001)

ENERGY RESEARCH INTERNATIONAL SALES, INC.
    Common Stock Issued:
        For Cash, on
        November 5, 1991,
        $.0029 Per Share     253,998      2,540    (1,796)        -            -            -        -           -      744
        For Cash, on
        January 24, 1992,
        $6.76 Per Share       15,164        152    102,440         -            -            -        -          -   102,592

        As Compensation, on
        January 24, 1992,
        $7.49 Per Share       32,224        322    241,178          -           -           -         -          -   241,500

        In Exchange for
           Loans, on
           March 27, 1992,
           $7.75 Per Share    39,806        398    308,098          -            -           -        -         -     308,496

    Merger in July 1992 of
     Energy Research
     International Sales, Inc.
      into ECO2, Inc.
      and  Subsidiary, Net  (341,192)    (3,412)  (649,920)          -           -           -        -         -    (653,332)

ECO2 AND SUBSIDIARY
    Issuance of $.01
    Common Stock on
    December 4, 1991,
    Subsequently
    Paid for Through
    Cancellation of an
    Obligation,
     $.07 Per Share          163,489      1,635      9,865            -            -          -       -          -      11,500

    Issuance of $.01
    Common Stock on
    December 27, 1991,
    For Cash
    of $9.38 Per Share Net
    of  Expenses
    of $250,000              106,623       1,066   998,934            -            -           -       -        -     1,000,000

    Contribution of
    Capital on
    March 27, 1992             -             -     141,100            -            -            -       -        -       141,100

    Effect of Merger
    on ECO2 and Subsidiary,
    July 1992; Issuance
    of $.01 Common Stock,
    $2.21 Per Share          299,900       2,999   660,335            -            -            -       -          -     663,334

    Sale of Bridge
    Shares, $.01 Common
     Stock, $.67 Per Share,
        Less Costs of
        $90,000,
        September 9, 1992    230,000       2,300   60,700             -            -            -        -         -       63,000

    Transfer of Shares
Back to Corporation         (110,110)     (1,101)   1,101             -            -            -            -      -       -
    Issuance of $.01
     Common Stock,
     September 1992 as
        Compensation;
        $4.35 Per Share      115,098       1,151 499,344             -            -            -            -        -    500,495

    Issuance of $.01
     Common Stock,
     September 1992;
     $0.125 Per Share         20,000         200      50             -            -            -            -         -       250

    Net Loss - Year Ended
      September 30, 1992        -            -         -        (1,682,086)       -            -            -         - (1,682,086)

    Balance, October 1, 1992 825,000       8,250  2,371,429     (2,155,095)       -            -            -         -    224,584

         The accompanying notes are an integral part of these consolidated financial statements

(continued)

-F6-


                                                      ECO2, INC. AND SUBSIDIARIES
                                                     A DEVELOPMENT STAGE ENTERPRISE
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          DEFICIT                                 UNREALIZED
                                                          ACCUMULATED               NOTE          LOSS ON             TOTAL
                                                          DURING                    RECEIVABLE    SECURITIES          STOCKHOLDERS'
                                 COMMON STOCK    PAID-IN  DEVELOPMENT  UNEARNED     FOR EXERCISE  AVAILABLE  TREASURY EQUITY
                              ISSUED     AMOUNT  CAPITAL  STAGE       COMPENSATION  OF OPTION     FOR SALE   STOCK    (DEFICIT)


    Balance,
    October 1, 1992            825,000     8,250  2,371,429 (2,155,095)     -             -            -        -     224,584

    Initial Public Offering
     of Common Stock, 500,000
     Shares at $9.10 Per Share,
      Less Costs of $1,045,917,
      October 22, 1992         500,000     5,000  3,499,083      -          -             -            -         -  3,504,083

    Issuance of 225,000
      Shares for Compensation
      and Cash, Net of
      Issuance Costs
      of $10,000               225,000     2,250    602,721       -      (221,615)         -           -         -    383,356

    Compensatory Stock
      Option Granted
      October 6, 1992            -           -     220,000        -      (220,000)          -          -          -     -

    Issuance of 100,000
     Shares for Stock Options
     Exercised at $4.20
     Per Share in July
     and September 1993        100,000     1,000   419,000        -         -            -             -           -   420,000

    Issuance of 25,000
     Shares for Stock
     Options Exercised
     at $5.05 Per Share
     in August 1993             25,000      250    126,000        -         -            -            -            -   126,250

    Amortization of
     Unearned Compensation         -         -        -           -        266,213        -           -            -    266,213

    Net Loss - Year
     Ended September 30, 1993      -         -        -       (2,247,981)   -             -           -            - (2,247,981)

    Balance,
    September 30, 1993      1,675,000    16,750  7,238,233    (4,403,076) (175,402)       -            -            - 2,676,50

    Issuance of 75,000
    Shares for Stock Options
    Exercised at
     $5.05 Per Share           75,000       750    378,000         -          -        (78,750)         -           -   300,000

    Issuance of 88,000
     and 73,500 Shares
     at $3.10 Per Share
     in January 1994          161,500     1,615    499,035        -           -            -            -           -   500,650

    Issuance of 100,000
     Shares for Stock
     Options Exercised
     at $5.50 Per Share       100,000     1,000    549,000         -          -         (12,500)         -          -   537,500

    Issuance of 20,000
    Shares for Langford
    Settlement Valued at
    $5 Per Share in
    February 1994             20,000       200      99,800          -          -            -            -          -   100,000

    Issuance of 5,000
     Shares for Emery
      Settlement at $2.436 Per
       Share in March 1994     5,000        50      12,180          -           -           -            -           -   12,230

    Issuance of 32,333
    Shares for $3 Per
    Share in March 1994       32,333       323      96,677          -            -           -           -           -   97,000

    Issuance of 50,000
    Shares for Stock Options
    Exercised at $2.50 Per
    Share in April 1994       50,000       500     124,500           -           -            -           -          -  125,000

    Issuance of 125,000
     Shares in Connection
     with Employee Stock
     Payment Plan at $1.69
     through $3.09 Per Share 125,000     1,250    266,875            -            -           -           -          -  268,125

    Issuance of 150,000
     Shares at $1.25 Per
     Share Less Costs to
     Issue of $1,000
     in August 1994          150,000     1,500    185,000            -            -           -            -          -  186,500

    Issuance of 100,000
     Shares at $1.3125 Per
      Share Less Costs to
      Issue of $7,982
      in August 1994        100,000      1,000    122,268            -            -            -            -          -  123,268

The accompanying notes are an integral part of these consolidated financial statements.

-F7-

                                                      ECO2, INC. AND SUBSIDIARIES
                                                     A DEVELOPMENT STAGE ENTERPRISE
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          DEFICIT                                 UNREALIZED
                                                          ACCUMULATED               NOTE          LOSS ON             TOTAL
                                                          DURING                    RECEIVABLE    SECURITIES          STOCKHOLDERS'
                                 COMMON STOCK    PAID-IN  DEVELOPMENT  UNEARNED     FOR EXERCISE  AVAILABLE  TREASURY EQUITY
                              ISSUED     AMOUNT  CAPITAL  STAGE       COMPENSATION  OF OPTION     FOR SALE   STOCK    (DEFICIT)

    Issuance of 100,000
     Shares in Exchange f
     or 100,000 Share
     Investment in Viking
     Recycling, Inc.
     in September 1994          100,000   1,000  19,000     -               -            -            -         -       20,000

    Issuance of 15,000
     Shares for Stock Options
     Exercised at $2.13
     Per Share
     in September 1994           15,000     150  31,725     -               -           (31,875)       -         -        -

    Amortization of
      Unearned Compensation        -            -           -               -            172,755        -        -       172,755

    Net Loss - Year
      Ended September 30, 1994     -            -           -            (1,663,687)       -            -        -  (1,663,687)

    Balance,
    September 30, 1994         2,608,833  26,08  9,622,293  (6,066,763)      (2,647)    (123,125)        -       -   3,455,846

    Issuance of 100,000
     Shares at $1.06 Per
     Share Less Costs to
      Issue of $551
       in December 1994         100,000   1,000    104,699      -               -           -             -       -    105,699

    Principle Payment on
     Notes Receivable
     Exercise of Options
      in November 1994            -         -       -           -               -         31,875          -        -    31,875

    Issuance of 480,000
     Shares at $.945 Per
     Share in February 1995    480,000     4,800    448,800      -              -            -            -        -   453,600

    Issuance of 10,000
     Shares for Consulting
     Services at $1.125
     Per Share in May 1995      10,000       100     11,150      -              -            -            -        -    11,250

    Issuance of 300,000
     Shares Pursuant to
     Corporate Relations
     Agreement at $1 Per
      Share in May and
      July 1995                300,000     3,000    297,000       -             -            -            -          -  300,000

    Exercise of 400,000
     Options Pursuant to
     the Corporate Relations
     Agreement at $1 to
     $3 Per Share in July
     and August 1995           400,000      4,000   744,534        -            -            -            -           -  748,534

    Issuance of 120,000
     Shares for Legal
     Settlement at Par
      in May 1995              120,000      1,200   (1,200)         -           -            -            -           -      -

    Issuance of 325,000 Shares
     in Connection with Employee
     Stock Payment Plan
     at $1.69 through $5.13
     Per Share in July and
      August 1995           325,000          3,250 1,471,477         -          -            -            -           -  1,474,727

    Issuance of 85,000 Shares
     or Stock Options
      Exercised at
        $3.50 Per Share      85,000            850  296,650           -         -            -            -           -    297,500

    Issuance of 100,000
    Shares Pursuant to
    Consulting Agreement
    at $1 Per Share
     in September 1995       100,000         1,000   99,000           -      (100,000)       -           -           -

    Issuance of 400,000
     Shares at $.50 Per
     Share Less Costs to
     Issue of $500
     in July 1995            400,000         4,000  195,500            -          -           -           -           -   199,500

    Issuance of 40,998
    Shares for Legal
     Settlement at Par in
     August 1995             40,998            410    (410)            -           -           -           -           -     -

    Issuance of 16,033
     Shares to Original
      Stockholders for
      Correction to Investment
      at Par in August 1995  16,033            160    (160)           -            -            -           -           -     -


The accompanying notes are an integral part of these consolidated financial statements.


-F8-

                                                      ECO2, INC. AND SUBSIDIARIES
                                                     A DEVELOPMENT STAGE ENTERPRISE
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          DEFICIT                                 UNREALIZED
                                                          ACCUMULATED               NOTE          LOSS ON             TOTAL
                                                          DURING                    RECEIVABLE    SECURITIES          STOCKHOLDERS'
                                 COMMON STOCK    PAID-IN  DEVELOPMENT  UNEARNED     FOR EXERCISE  AVAILABLE  TREASURY EQUITY
                              ISSUED     AMOUNT  CAPITAL  STAGE       COMPENSATION  OF OPTION     FOR SALE   STOCK    (DEFICIT)

    Issuance of 250,000
    Shares at $2.90 Per
    Share Less Costs to
    Issue of $100,000 in
    August and September 1995  250,000     2,500  622,500    -             -               -            -      -      625,000

    Issuance of 50,000
    Shares for Stock
    Options Exercised at
    $2.50 Per Share
    in July 1995                50,000       500  124,500    -             -              -             -      -      125,000

    Issuance of 100,000
    Shares Pursuant to an
    Independent Agent
    Agreement at $4.25 Per
    Share in August 1995       100,000      1,000 424,000    -           (425,000)         -           -       -          -

    Purchase of 10,000
    Treasury Shares at Cost       -            -    -        -              -              -           -    (34,049) (34,049)

    Amortization of
    Unearned Compensation         -            -    -        -            38,020           -           -        -      38,020

    Net Loss - Year Ended
    September 30, 1995            -            -     -   (3,052,155)        -            -             -         - (3,052,155)

    Balance,
    September 30, 1995       5,385,864    53,858 14,460,333 (9,118,918) (489,627)     (91,250)         -      (34,049) 4,780,347

    Amortization of
    Unearned Compensation         -           -      -         -         489,627          -            -            -   489,627

    Write Off of a Note
     Receivable Exercise
     of Option                    -           -      -         -            -           91,250         -            -    91,250

    Issuance of Stock on
    Conversion of Debentures
    at Various Prices
    less Unamortized
    Deferred Loan Acquisition
    Costs Through Date
    of Conversion           19,264,816    192,648  10,631,427 <f*>   -       -        -           -                -  10,824,075

    Issuance of 252,975
    Additional Shares for
    Contract Settlement        252,975     2,530      (2,530)        -       -        -            -               -       -

    Issuance of 200,000
     Shares Pursuant to
     Consulting Agreement
     at $1 Per Share           200,000    2,000      198,000         -       -        -           -                -    200,000

    Change in Unrealized
    Loss on Securities
    Available for Sale           -          -           -            -       -        -        (250,000)           -    (250,000)

    Net Loss                     -          -          -        (10,876,592) -        -            -               -  (10,876,592)

    Balance,
    September 30, 1996     25,103,655  $251,036  $25,287,230   $(19,995,510) $-    $-         $(250,000)     $(34,049) $5,258,707




The accompanying notes are an integral part of the consolidated financial statements.


-F9-

                                            ECO2, INC. AND SUBSIDIARIES
                                          A DEVELOPMENT STAGE ENTERPRISE
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                            (Inception)
                                                                 For the Year Ended                          Oct 8, 1990
                                                                     September 30,                               to
                                                            1996                     1995                    Sept 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                $(10,876,592)            $(3,052,155)             $(19,995,510)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        From (Used in) Operating Activities:
            Loss on Disposal of Assets                           156,858                  23,143                   222,956
            Inventory Write Off                                1,506,593                     -                   1,506,593
            Write off of note receivable                          91,250                     -                      91,250
            Bad Debt Expense                                        -                      7,336                    15,275
            Depreciation and Amortization                        227,620                 281,395                   926,468
           Amortization of Deferred Costs- Debentures          1,172,512                     -                   1,172,512
            Settlement Expense (Income)                             -                        -                     238,081
            Compensation Expense                                 489,627                  38,020                 1,904,860
            Loss on assets held for sale                       3,731,930                     -                   3,731,930
            Accrued interest income on note receivable            (1,425)                    -                      (1,425)
            Accrued interest on debentures                       101,654                     -                     101,654
             Receipt of common stock
              dividend Re: Gulf West Oil Company, Inc.           (17,671)                    -                     (17,671)
            Realized (Gain) Loss on Marketable Securities           -                     38,137                    22,423
            Unrealized (Gain) Loss on Marketable Securities         -                    (48,648)                      -
            Issuance of Common Stock for Interest                242,469                     -                     242,469
            Issuance of Common Stock for Consulting Services     200,000                 311,250                   511,250
            Loss on Investment                                      -                     20,000                    20,000

        Changes in Operating Assets and Liabilities:
            Accounts Receivable                                    1,745                   7,917                    (7,939)
            Inventory                                           (173,710)                (26,671)                 (892,051)
            Deferred Loan Acquisition Costs                         -                   (983,616)                 (983,616)
            Other Current Assets                                  (7,580)                (29,191)                  (59,446)
            Accounts Payable and Accrued Interest                (41,222)                 46,504                   211,984
            Estimated Liability for Closing Jet Ski              855,000                     -                     855,000
            Accrued Expenses and Other Current Liabilities        71,302                  32,432                   229,505

Net Cash Flows Used in Operating Activities                   (2,269,640)              (3,334,147)              (9,953,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Fixed Assets                               (1,055,775)                 (67,457)              (3,109,368)
    Investment in Films                                       (2,396,930)                     -                 (2,396,930)
     Acquisition of Gulf West Oil Company, Inc. Common Stock    (500,000)                     -                   (500,000)
     Acquisition of Spa Faucet, Inc. Common Stock             (2,100,000)                     -                 (2,100,000)
    Purchase of Chapter 7 Assets                              (2,935,042)                     -                 (2,935,042)
    (Purchase) Redemption of Certificates of Deposit             350,000                (1,300,000)             (1,002,000)
    Purchase of Marketable Securities                               -                         -                 (3,556,267)
     Note Receivable From Gulf West Oil Company, Inc.           (200,000)                     -                   (200,000)
    Proceeds from Marketable Security Maturities                    -                      953,079               3,533,844
    Payments of commissions for financing                     (1,500,000)                     -                 (1,500,000)
    Borrowings by  Shareholder plus Accrued Interest             (41,928)                   (6,750)               (139,313)
    Principle Repayments Shareholder Loans                       (28,500)                 (122,618)               (442,234)
    Other Proceeds                                                  -                         -                     87,350

Net Cash Flows Used in Investing Activities                  (10,408,175)                 (543,746)            (14,259,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Convertible Debentures                       8,539,392                  5,146,378              13,685,770
    Proceeds from Loans Payable                                     -                          -                    761,945
     Principle Repayments of Loans, Notes and Leases             (78,166)                  (195,160)               (851,662)
     Net Proceeds from Sale of Common Stock, Stock Options
        and Notes Receivable for Exercise of Options                -                     3,998,935              11,840,753
    Purchase of Treasury Stock                                      -                       (34,049)                (34,049)
   Subscription Receivable                                        62,500                       -                     62,500

Net Cash Flows Provided by Financing Activities                8,523,726                  8,916,104              25,465,257

Net Increase (Decrease) in Cash and Cash Equivalents          (4,154,089)                 5,038,211              1,251,849

Cash and Cash Equivalents - Beginning of Period                5,405,938                    367,727                    -

Cash and Cash Equivalents - End of Period                     $1,251,849                 $5,405,938              $1,251,849

The accompanying notes are an integral part of these consolidated financial statements.

-F10-

                                        ECO2, INC. AND SUBSIDIARIES
                                      A DEVELOPMENT STAGE ENTERPRISE
                                   CONSOLIDATED STATEMENT OF CASH FLOWS





                                                                                                                 (Inception)
                                                                       For the Years Ended                       Oct 8, 1990
                                                                          September 30,                              to
                                                                    1996                    1995               Sept 30, 1996
SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:

     Conversion of Convertible Debentures to Common Stock          $13,780,000              $-                 $13,780,000

       Valuation of Shares Issued for Compensation,
             Interest and Other                                    $442,469                 $525,000            $1,791,684

      Deferred Debt Costs Attributable to Convertible Debentures $3,173,985                 $-                  $3,173,985

       Receipt of Common Stock Dividend Re:
             Gulf West Oil Company, Inc.                           $(17,671)                $-                    $(17,671)

    Additional Paid-In Capital in Exchange for Loans               $-                       $-                    $308,496

    Prior Expenses of Initial Public Offering
        Charged to Additional Paid-In Capital                      $-                       $-                    $131,827

    Acquisition of Land in Exchange for Mortgage Payable           $-                       $-                    $125,000

    Acquisition of  Fixed Asset in Exchange for Notes
        and Capitalized Leases Payable                             $-                       $57,211               $469,508

    Acquisition of Viking Stock in Exchange for Stock              $-                       $-                     $20,000

    Return of Equipment in Exchange for Relief of Related Payable  $-                       $-                     $27,860

    Due on Convertible Debentures                                  $-                       $558,622              $558,622

    Subscription Receivable for Private Placement                  $-                       $62,500               $62,500

     Transfer of Items to Inventory from Property,
         Plant and Equipment                                       $-                       $806,840              $806,840

SUPPLEMENTAL DISCLOSURES:
    Interest Paid - Cash Basis                                     $-                       $28,137               $234,237


The accompanying notes are an integral part of these consolidated financial statements.

-F11-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 1 - ORGANIZATION

ECO2, Inc. ("ECO") and its wholly owned subsidiary, ERI Delaware, Inc. ("ERI Delaware") (collectively "the Company") were established to provide integrated solid waste tire management services to governmental, commercial and industrial customers. ECO was incorporated in Delaware on December 4, 1991 (formerly named Energy Research International, Inc.) and ERI Delaware was incorporated in Delaware on February 19, 1992. The Company is a development stage enterprise as the Company has not generated revenues from the sale of its systems.

During the fiscal year ended September 30, 1996, the Company ceased attempting to use production and marketing efforts for the modular scrap tire resource recovery system and related by-products. This decision was based on the projected continued losses, inability to consummate sales of systems and insignificant demand for by-products. Accordingly, at September 30, 1996, inventory (primarily shredders and reactors) has been written down to its estimated net realizable value and results of operations for 1996 include a charge of $1,506,593. During the year, the Company formed ECO2 Financial, Inc. to seek additional investments and financial opportunities. See Note 3 for investments and matters related to business and inventory acquisitions including losses on assets for sale.

As part of the evolutionary process, the Company is presently seeking alternative uses for the modular resource recovery system in the garbage recycling industry.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ECO2, Inc. , its wholly owned subsidiaries, ERI Delaware, Inc. and ECO2 Financial, Inc. All significant intercompany transactions are eliminated in consolidation. The financial statements include, at cost, shares of Spa Faucet, Inc., a 51% owned company, which has been sold subsequent to September 30, 1996. Spa Faucet has not been consolidated as the investment has been deemed temporary (see Note
3).

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.


                                    -F12-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement requires classification of securities into three categories: held-to-maturity, trading securities, and available for sale. The Company may classify securities as available for sale when the intent of the Company does not categorize such securities as either held to maturity or trading securities. The Company's primary investments are considered temporary, are being held for sale and are recorded at their net realizable value.

Deferred Loan Acquisition Costs

Deferred loan acquisition costs pertaining to each convertible debenture will be amortized to operations over the one year and two year debenture term with all unamortized costs charged to additional paid-in capital upon conversion.

Property, Plant and Equipment

Property, Plant and Equipment, acquired from outside sources, are recorded at
cost.   Self-constructed assets are recorded based on the cost of labor and materials. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years except for the mobile home which is depreciated over 27 years. Expenditures for maintenance and repairs are charged against operations as incurred.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Deferred income taxes are determined based upon the difference between the financial statement carrying amount and the tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

Restricted Cash

Certain stock issuances, in accordance with the Employee Stock Payment Plan registered pursuant to Regulation S-8 of the Securities and Exchange Commission, require the proceeds to be segregated and used only for payment of payroll. Cash and certificates of deposit restricted for this purpose at September 30, 1996 total $1,117,372.

Revenue Recognition

Revenue from sales of shredders and reactors are recognized upon installation and customer acceptance. Revenue from the sale of other products is recognized upon shipment to the customer. The Company has had no significant revenue to date.


                                    -F13-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The shredder and the Company's energy recovery chamber reactor unit have been under development for the past three years. The research and development of the system was financed by related party loans and a public offering and subsequent financing. These research and development costs are being expensed
as incurred.   The Company's plant operation primarily relates to maintaining and upgrading existing equipment and further development of the resource recovery system. During 1996 and 1995, such plant costs were $911,230 and $954,790, respectively and are included in selling and general administrative expenses.

Recent Pronouncements

In March 1995, the FASB issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's financial statements and believes that write downs of certain assets (Note 3) would not have been materially different.

In October 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 becomes effective for fiscal years beginning after December 15, 1995 and establishes financial accounting and reporting standards for stock based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company believes this pronouncement will not have a significant impact on the Company's financial statement.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, ("SFAS 125"), "Accounting for Transfers of Servicing of Financial Assets and Extinguishment of Liabilities". FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. The Company believes that the adoption of SFAS 125 will have no impact on its financial statements.

Net Loss Per Share

Net loss per share in fiscal 1996 and 1995 is calculated using the weighted average number of common shares outstanding during the period. Other shares issuable upon the exercise of stock options and warrants and debt conversions have been excluded from this computation because the effect of their inclusion would be anti-dilutive.


                                    -F14-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary investments and accounts receivable. The Company invests its excess cash in both deposits and high quality short-term liquid money market instruments with major financial institutions and the carrying value approximates market value. The Company has a policy of placing its excess cash in investment grade short-term government or money-market instruments. The Company realized losses related to these investments of $0 and $45,699 for the years ended of September 30, 1996 and 1995, respectively. The Company does not have significant trade receivables.

In addition, at September 30, 1996, the Company had $1,146,332 in a financial institution, of which the excess over $100,000 is not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit exposure.

Also at September 30, 1996, the Company had $1,012,372 in a brokerage money market account of which the excess over $500,000 is not covered by SPIC insurance and which, therefore, did not limit the Company's amount of credit exposure.

Going Concern Considerations

Since inception, the Company has incurred substantial losses and, as of September 30, 1996, has an accumulated deficit of $19,995,510. During the year ended September 30, 1996, the Company lost $10,876,592 and at September 30, 1996, the Company continued to be in the development stage. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company expects to realize the proceeds from certain assets available for sale and seek possible business opportunities. In addition, management plans to reduce operating costs and seek additional financing. There can be no assurance that the Company will successfully sell assets held for sale, at current carrying values, reduce operating costs and raise additional capital if such assets are not realized..

NOTE 3 - ASSETS AVAILABLE FOR SALE

Included in assets available for sale are the following at September 30, 1996:
                         Original Investments   Carrying
                         Advances and           Value at             Loss on
                         Accruals               September 30, 1996   Assets
Jet Ski Assets <f(a)>    $ 3,792,042         $ 1,000,000          $ 2,792,042
Spa Faucet, Inc. <f(b)>    2,100,000           2,100,000                 -
Gulfwest Oil
Company, Inc. <f(c)>         517,670             517,670                  -
Film (d)                   2,514,312             600,000              1,914,312

                     $     8,924,024           4,217,670          $ 4,706,354

Unrealized loss on
Gulfwest Oil Company, Inc. Securities           250,000

                                            $ 3,967,670

                                    -F15-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 3 - ASSETS AVAILABLE FOR SALE (Continued)
[FN]
<f(a)>     Jet Ski

On March 4, 1996, the Company formed ECO Jet Systems, Inc. to acquire at a bankruptcy auction the assets (primarily inventory) of a jet ski manufacturer. The assets, represents the remaining assets of the two companies in Chapter 7, were purchased from a Chapter 7 Trustee for approximately $1,932,000
(including fees of $90,000).   In December 1996, the Company decided to cease
activity and sell the remaining assets. Accordingly, the purchase has been treated as a temporary investment for accounting purposes. Through September 30, 1996, the Company has advanced ECO Jet $1,005,042. The Company has recorded a loss on assets held for sale of $2,792,042 and has included in liabilities ($855,000), a provision for additional losses through January 31, 1997 when activities are expected to cease and for rentals through the expiration of the related lease (March 31, 1997).

<f(b)>     Spa Faucet, Inc.

As of March 31, 1996, the Company paid $2,100,000 (including fees of $100,000) to acquire 2,600,000 shares of pre-split restricted common stock or 51% of Spa Faucet. The purchase is being treated as a temporary investment for accounting purposes. On October 31, 1996, the Company sold its interest in Spa Faucet, Inc. for $2,500,000 net of commission of $500,000. The agreement
provides for monthly payments of $208,333 commencing November 1, 1996.   As of
January 10, 1997, the Company has received only one payment. The shares were sold to an investment group led by Spa Faucet's president, Leonard Sudman.

<f(c)>     Investment Securities

On February 29, 1996, the Company acquired 1,000 shares of convertible preferred stock of Gulfwest Oil Company, Inc. for $500,000. On June 24, 1996, the Company converted the preferred stock into 142,857 shares of restricted common stock. The Company's investment securities are classified as "available for sale." Accordingly, unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity.
As of September 30, 1996, the common stock investment in Gulfwest Oil Company, Inc. had a cost of $517,671 and a fair value of $267,671. The Company has recorded a valuation allowance of $250,000. Such amounts have been reflected in the accompanying statement of stockholders' equity. The Company's chairman is a director of Gulfwest Oil.

On September 4, 1996, the Company issued a $200,000 note to Gulf West Oil Company, Inc. bearing interest at a rate of 10% per annum and payable in 60 days. As of January 30, 1997, the Company has received $50,000. Accordingly, $150,000 is past due on that date.

<f(d)>  Films

During the year, the Company loaned funds for the production of two motion picture films pursuant to two letters of credit with maximum available funds of $2,227,542 and $169,388. Outstanding funds accrue interest at the prime rate plus two percent, are due on demand and are collateralized by all cash, property, intangibles and instruments of each movie plus are personally guaranteed by the signor on the notes. The primary shooting on one film has been completed, however, this film has not been distributed and the Company has exercised a lien to own the film. The Company has estimated that $1,500,000 will be received through the sale of distribution rights less $900,000 which represent $600,000 to pay unpaid bills relating to production costs and an estimated $300,000 to complete the film. Losses related to these investments approximate $2,000,000.
                                    -F16-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996




NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 1996:


Leasehold Improvements                     $     967,738
Vehicles                                         211,705
Shop Equipment                                   702,846
Laboratory Equipment                              61,248
Security Equipment                                 4,504
Office Furniture and Equipment                   112,941
Mobile Home                                       19,972
Trailers                                         103,728

Total Equipment                                2,184,682
  Less:  Accumulated Depreciation               (472,757)

Equipment Net                                  1,711,925
  Land                                           171,500

Total Property, Plant and Equipment      $     1,883,425


Depreciation for fixed assets amounted to $189,850 and $243,625 for the years ended September 30, 1996 and 1995, respectively. The Company's facilities are located on property owned by the Company's President (see Note 9 Related Parties).


NOTE 5 - CONVERTIBLE DEBENTURES

During the year ended September 30, 1996, the Company sold $10,375,000 of 9% convertible debentures eligible at the option of the holder for conversion to common stock 45 days after the issuance date at the defined market price of the common stock. Market price shall be 65% of the average closing bid price of the common stock for the five business days immediately preceding the conversion date. The Company is entitled, at its option, to redeem all or part of the debentures by paying the holder the excess of the market price and the higher number of shares of common stock that would be issuable on conversion. The Company is entitled to redeem, at its option, all or part of the debentures and accrued interest being converted if at the time of such conversion, the market price is $.82 or less by paying the holder 110% of the fair amount of the debenture being converted.








                                    -F17-

                              ECO2, INC. AND SUBSIDIARIES
                            A DEVELOPMENT STAGE ENTERPRISE
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1996


NOTE 5 - CONVERTIBLE DEBENTURES (Continued)

In addition, during the year ended September 30, 1995, the Company sold $5,705,000 of 9% convertible debentures eligible at the option of the debtee for conversion to common stock 41 days after the issuance date. Upon conversion, the debtee is to receive the greater number of shares of the fraction having the dollar amount of the note to be converted plus accrued interest as the numerator and 65% of the average closing bid prices of the common stock for the five trading days prior to the date of conversion or the fraction having the dollar amount of the note to be converted plus accrued interest as the numerator and 65% of the average of the closing bid prices of the common stock for the five trading days prior to the date of the subscription as the denominator. In no event shall the conversion price be reduced below $1.30.

At September 30, 1996, 2,646,154 shares of common stock were held in escrow anticipating conversion, the demands based on the formula in the debenture agreements require additional shares to be issued. The deferred loan acquisition costs pertaining to each convertible debenture will be amortized to operations over the one year and two year debenture term with all remaining unamortized costs charged to additional paid in capital upon conversion. Subsequent to September 30, 1996 the outstanding debenture holders demanded shares aggregating approximately 7,000,000 shares. The Company has not honored their request.

Summary of debentures issued pursuant to Regulation S :

                                                         Deferred
                                        Net              Loan           Shares Issued
                         Face Amount  Proceeds           Acquisition         Upon
                         Due          of Issuance        Costs               Conversion
Debentures issued
    September 30, 1995   5,705,000   $4,721,384 <f(a)>  $ 983,616

Amortization - 1995                                        46,303 <f(b)>

Balance
September 30, 1995       5,705,000                        937,313

Debentures issued
    November 1995        5,200,000   $4,000,000          1,200,000

    January 1996         5,175,000   $3,980,769          1,194,231

Financing commission <f(b)>                              1,500,000

Amortization 1996                                       (1,172,512)

Debentures converted
    into Shares
    (including shares
 issued for
service contract)     (13,780,000)                      (3,173,985) <f(c)>   19,264,816

Shares issued for accrued
    interest

Balance
September 30, 1996     $ 2,300,000                         485,047

<f(a)>  Includes subscription receivable of $558,622.  Proceeds were received during the year ended September 30,1996.
<f(b)>  The Company was obligated to pay a fee of $1,500,000 when and aggregate
$15,000,000 of funding was received, accordingly, in February 1996 when this occurred, $1,500,000 was charged to deferred loan acquisition costs and is being amortized as described above.
<f(c)>  Unamortized amount charged to additional paid-in capital upon conversion

                                      -F18-

                              ECO2, INC. AND SUBSIDIARIES
                            A DEVELOPMENT STAGE ENTERPRISE
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1996




NOTE 6 - CUSTOMER DEPOSITS

As of September 30, 1996, the Company is retaining a $100,000 refundable deposit on a canceled contract with a Canadian entity based on non-disclosure violations of the sales agreement. No claims have been asserted by the Canadian entity. The full deposit has been recorded as a liability pending formal resolution of this matter.

During the year ended September 30, 1995, a sales agreement for the purchase of reactor units was canceled at the option of the depositor. Previous non-refundable deposits of $20,000 received in the year ended September 30, 1993 were recorded as contract cancellation income in 1995.


NOTE 7 - INCOME TAXES

To date the Company has incurred tax operating loses and therefore has generated no income tax liabilities. As of September 30, 1996 the Company has generated net operating loss carryforwards totaling approximately $11,360,000 which are available to offset future taxable income, if any, through 2011. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs including the conversion of debentures in 1996.

The components of the net deferred tax asset are as follows:

  Deferred Tax Liability:
    Depreciation                               $     47,400
    Unrealized Gain on Securities                    17,000

      Total Deferred Tax Liability                   64,400
                                                   ________
Deferred Tax Assets:
    Consulting Expense                               173,000
    Allowance for Inventory Loss and
    Assets Held for Sale                           2,265,000
    Net Operating Loss Carryforward                3,862,000
    Research and Development Credit                   32,500

      Total Deferred Tax Assets                    6,332,500

      Net Deferred Tax Assets                      6,268,100

  Valuation Allowance                              6,268,100

        Net Deferred Tax                        $     -



                                    -F19-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 7 - INCOME TAXES (Continued)

The net operating loss carryforwards are scheduled to expire as follows:

   Expiration Date

        2006                $     752,000
        2007                    1,190,000
        2008                    1,972,000
        2009                    1,585,000
        2010                    2,521,000
        2011                    3,340,000

                         $     11,360,000


Reconciliation of the federal tax rate to the Company's effective rate:

     Effective federal tax rate                             34.0%          34.0%
     Operating losses with no current tax benefit          (37.7%)
     (34.0%)
     Permanent difference - amortization of deferred costs   3.7%            -

     Effective tax rate                                        0%             0%

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

Consulting Agreements

On October 2, 1995, the Company signed a consulting agreement to provide consulting services on behalf of the Company in connection with identifying and evaluating potential merger or acquisition candidates, assisting in the negotiation of a resulting merger or acquisition and identifying lenders and assisting in the negotiation of debt and equity financing. The agreement is effective for two years, to October 2, 1997, and requires the compensation to be paid upon the occurrence of specific events. First, in the event the Company obtains debt or equity financing in the minimum aggregate amount of $15,000,000 through introductions made by the consultant, the Company agrees to pay the consultant in cash, and amount equal to ten percent of the first fifteen million in funds received by the Company, within ten days of funding, and five percent for all subsequent funds received by the Company through introductions made by the consultant. Second, in the event a merger or acquisition between the Company and an entity identified by the consultant is consummated, the surviving corporation agrees to compensate the consultant in cash, in the amount of five percent of the aggregate cash actually received by the surviving corporation from the exercise of any warrants outstanding at the time of such merger or acquisition, such compensation to be paid from time-to-time upon exercise of such warrants. Third, upon the closing of the merger or acquisition between the Company and any merger or acquisition candidates, the surviving corporation agrees to issue to the consultant or its designees an aggregate of common stock, in the names and denominations specified in writing by the consultant, equal to four and one-half percent of the common stock then issued and outstanding of the surviving corporation. $1,500,000 was paid in accordance with this agreement for arranging for the sale of convertible debentures and $190,000 for the acquisitions of Spa Faucet, Inc. and the Jet Ski assets (Note 3).

                                    -F20-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

In October 1995, the Company signed a one-year agreement with a consulting firm which is to find and represent the Company in merger and acquisition and investment decisions. The consultant would receive a one-time fee for any transaction organized by the consulting firm which is entered into by the Company. The fee is to be determined at the date of such transaction.

Employment Agreements

On June 28, 1996, the Company canceled a previous employment agreement and entered into a five-year employment agreement with its President and Chief Executive Officer, effective July 1, 1996. The agreement provides for an annual salary of $300,000 with annual increases to reflect increases in the Consumer Price Index. The agreement also granted the employee an option to purchase up to 200,000 common shares of the Company for a price of $.80 per share beginning July 1, 1996 and ending on the sixth anniversary of the effective date of this agreement. Additionally, on each anniversary of this agreement, so long as the employee is employed by the Company, the employee shall receive an additional option to purchase up to 200,000 common shares for $.80 per common share. All options shall accumulate. The President has received a bonus during the year ended September 30, 1996 of $25,000.

On June 28, 1996, the Company entered into a five-year employment agreement with its Secretary - Treasurer, the wife of the President, effective July 1, 1996. The agreement provides for an annual salary of $90,000 with annual increases to reflect increases in the Consumer Price Index. The agreement also granted the employee an option to purchase up to 200,000 common shares of the Company for a price of $.80 per share beginning July 1, 1996 and ending on the sixth anniversary of the effective date of this agreement. Additionally, on each anniversary of this agreement, so long as the employee is employed by the Company, the employee shall receive an additional option to purchase up to 50,000 common shares for $.80 per common share. All options shall accumulate. A bonus of $10,000 was paid during the year ended September 30, 1996.

On June 28, 1996, the Company entered into a five-year employment agreement with its Plant Manager, the son of the President, effective July 1, 1996.
The agreement provides for an annual salary of $80,000 with annual increases to reflect increases in the Consumer Price Index. The agreement also granted the employee an option to purchase up to 200,000 common shares of the Company for a price of $.80 per share beginning July 1, 1996 and ending on the sixth anniversary of the effective date of this agreement. Additionally, on each anniversary of this agreement, so long as the employee is employed by the Company, the employee shall receive an additional option to purchase up to 50,000 common shares for $.80 per common share. All options shall accumulate.

The Company has entered into a five-year employment agreement with the son-in-law of the President to administrate the jet ski operations. This agreement became effective June 1, 1996. Pursuant to this agreement, this individual receives $125,000 per year with annual increases to reflect increases in the Consumer Price Index. The Company will provide and maintain an automobile having a cost of not greater than $20,000 and is reimbursed for his living expenses on the Company's behalf in connection with his move to California for the jet ski operation. The jet ski operation is being closed and the Company expects the employment will be terminated in February, 1997. Prior to this employment agreement, he was paid consulting fees of $2,500 per month.



                                         -F21-


                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company also entered into a five-year employment agreement with its former Chief Financial Officer. This agreement became effective upon the completion of the public offering on October 22, 1992. The agreement could be canceled upon 30 days notice and the payment of one year's salary. Pursuant to the agreement, the Chief Financial Officer would receive an initial payment of $100,000 and a salary of $5,500 per month. In June, 1993, the Chief Financial Officer resigned from all offices held with the corporation and the employment agreement was replaced with a consulting agreement with an entity owned by the former Chief Financial Officer with identical terms and conditions. On July 25, 1994, the consulting agreement was modified to require a retainer payment of $10,000 per month. In September 1995, this consulting agreement was canceled for a settlement payment of $400,000. (See
Note 9 for additional related party transactions.)

Independent Agent Agreement

On April 13, 1995, the Company signed a two-year agreement with an independent agent pursuant to which the agent is to receive 14% on sales of reactor equipment and 8% on the sale of shredder equipment in China.

On October 24, 1995, the Company signed a one-year independent agent agreement pursuant to which the agent is to receive 10% of the gross proceeds on the sale of reactors and shredder equipment and 5% of the gross proceeds on the sale of generator and other equipment. The price of a system, as defined in the agreement is approximately $5,690,000. The agent's territory is worldwide excluding areas specifically delineated by the Company. During the year ended September 30, 1996, $130,000 of advance commissions were charged to expense as a result of non-performance on the agreement and as expected future benefit. Management plans to actively pursue collection.

Lease Commitments

The Company leases office space in Hawthorne, Florida, on a year to year basis pursuant to a lease which expired July 6, 1993. Such lease is renewable annually at amounts to be negotiated for up to nine one year terms by annual request in writing. On July 6, 1996, the lease was renegotiated for $5,000 a month. The lease is renewable annually at amounts to be negotiated for up to five years. Rent expense for the years ended September 30, 1996 and 1995 was $43,940 and $37,961. (See Note 9 - related party transactions.)

Litigation

On January 23, 1997, a former employee filed suit against the Company, certain officers, and others in Orange County California Superior Court seeking damages in excess of $250,000 under theories of breach of contract, breach of implied covenant of good faith and fair dealing, tortious inducement of breach of an employment contract, intention infliction of emotional distress and negligent misrepresentation and for an accounting. The Company has not yet filed a responsive pleading, but intends to vigorously defend the action.

On August 5, 1996, two entities filed suit against the Company in Orange County California Superior Court seeking damages in the amount of $166,000. The Company denies that any commission is due.

No amounts have been accrued for litigation.


                                    -F22-
                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company rents space for its office and research plant from the President. During the period ended September 30, 1996, the Company paid rent of $43,940
for this space.   On July 6, 1996, a five-year lease was entered into with
monthly payments of $5,000 (see Note 8).

On March 11, 1996, ECO2 Financial, Inc. approved $50,000 to be loaned to finance construction of a personal residence, sold by a related party, to be repaid with interest at the prime rate plus 3% by June 11, 1996. The note was repaid during the year ended September 30, 1996.

On January 1, 1996, the Company signed an agreement with Planet Earth Recycling Center, Inc. which is wholly-owned by the son and daughter-in-law of the President of the Company. The agreement provides for Planet Earth to provide tires for the demonstration of the Company's plant in return for labor provided to Planet Earth. Labor provided by the Company approximated $80,000 for the year ended September 30, 1996 without reimbursement. Planet Earth is located at the Company's facilities.

 On December 12, 1995, the Company signed a consulting agreement with a board member and son-in-law to the President of the Company to perform due diligence investigations, perform business development and marketing activities and to perform environmental compliance due diligence. The agreement was for six months to May 15, 1996, with compensation of $2,500 per month (see Note 8 - Employment Agreements).

Included in selling, general and administrative expenses for the years ended September 30, 1996 and 1995 is $0 and $2,603, respectively in compensation expense relating to services rendered on behalf of the Company by certain stockholders for which the Company issued shares of common stock as compensation for such services.

In September 1995, the Company purchased $63,600 of equipment with cash loaned to the Company by the President. The note is unsecured, non-interest bearing and requires weekly payments of $500 starting October 6, 1995.

In September 1995, the Company paid two directors $30,000 each upon resignation from the Board as compensation for previous services rendered. (See Note 13 for additional related party transactions.)

Loans and advances due from stockholders consists of the following at September 30, 1996:

Balance - October 1, 1995 - Due from Officer - advances     $     92,586

Balance - October 1, 1995 - Due to Officer - loan                 63,600
                                                                   28,986


Payments                                                          28,500

Amounts Paid on Behalf of President                               35,179

Accrued interest on receivable                                     6,749

Ending Balance - September 30, 1996                         $     99,414

                                    -F23-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996



NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

At September 30, 1996, notes receivable from stockholders consisted of two notes for $64,749 and $33,618 dated May 20, 1993 and December 1, 1992, respectively, plus $968 in a non-interest bearing receivable as of September 30, 1996. Interest is calculated at 9% per annum and $24,335 in interest is included in notes receivable at September 30, 1996. Amounts paid on behalf of the President represent amounts originally expensed on the Company's books and subsequently adjusted. See also commitments - employment agreements - Note 8.


NOTE 10 - STOCKHOLDERS' EQUITY

Stock Options

Stock Option Plan

In September, 1992, the Company adopted an Incentive and Non-qualified Stock Option Plan ("the Plan"). The Plan is administered by a Stock Option Committee appointed by the Board of Directors. A total of 158,500 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan will not be transferable except by bequest or the laws of descent. Options granted to employees will terminate upon termination of employment, except in limited circumstances relating to retirement, death or disability and at the discretion of the Committee.

On October 6, 1992, the Committee granted a non-qualified option to the President and Chairman to purchase 75,000 shares of common stock, exercisable at $2.50 per share commencing April 6, 1993. These options resulted in charges to compensation expense of $187,500 in fiscal year ended September 30, 1993. In April 1994, 25,000 options were exercised at an exercise price of $2.50 per share or $62,500. In July 1995, the remaining 50,000 options were exercised at an exercise price of $2.50 per share or $125,000.

Also, on October 6, 1992, the Committee granted a non-qualified option to the Chief Financial Officer to purchase 65,000 shares of common stock. This agreement was assigned to Associated Energies, Inc. (a company owned by the former chief financial officer) in June, 1993 when the Chief Financial Officer resigned from all offices held with the Company. The options are exercisable at $2.50 per share. The Company recorded unearned compensation of $32,500 which has been expensed. The options vest as follows:

                       25,000 shares - October 6, 1993
                       25,000 shares - October 6, 1994
                       15,000 shares - October 6, 1995

Pursuant to these stock options, amortization of compensation in the amount of $2,603 and $8,954 has been recognized during the year ended September 30, 1996 and 1995, respectively, In April 1994, 25,000 options were exercised at an exercise price of $2.50 per share or $62,500.




                                    -F24-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Other Stock Options

In September 1995, the Company registered 80,000 shares to be reserved for a consultant to the Company and two directors. The 50,000 options available to the consultant are exercisable for five years through July 15, 2000 at $2 per share (less than fair market value). The 15,000 options available to each of the two directors are exercisable for three years through September 10, 1997 and July 15, 1998, respectively, at $2 per share. None of these options were exercised as of September 30, 1996. See commitments - employment agreements -
Note 9.

Treasury Stock

In August 1995, the Company purchased 10,000 shares of common stock for the treasury. The treasury stock has been recorded at cost of $34,049.

Public Offering

On October 6, 1992, 30,000 options were granted to three outside directors at an exercise price of $2 per share expiring September 10, 1997.

On October 22, 1992, the Company completed a public offering of 500,000 units at a cost of $9.10 per unit. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock at $10.80 per share commencing October 22, 1993. This warrant exercise price was amended to $.62 per warrant at September 30, 1995 as a result of anti-dilution provisions resulting from additional stock issuances. Gross proceeds of $4,550,000 were reduced by associated costs and consulting fees of approximately $1,046,000. The underwriter has the right to purchase up to 50,000 additional shares of stock. The underwriter's option is exercisable for a four-year period commencing one year from the date of the offering, at a price equal to 165% of the initial public offering price.

Issuance of Common Stock as Commission

On April 22, 1993, the Company registered with the Securities and Exchange Commission 525,000 additional shares of stock associated with a contract. This contract was for public relations services from Equity Ventures Ltd., Inc. In exchange for such services, the Company granted options for 125,000 shares. The options were all exercised on April 29, 1993, at $1.50 per share, representing a $1.00 discount to the market price on that date. Compensation expense of $125,000 was charged to operations for the discount in 1993.

Consulting Agreements

In September 1995, the Company signed a consulting agreement to provide the Company with leads for potential investment or acquisition candidates and potential buyers and to aid the Company with respect to its investment and development strategy. The agreement is effective for three months and required the issuance of 300,000 shares, 100,000 of these shares have been issued. The shares are valued at the fair market value at the date of the agreement; $1 per share or an aggregate of $300,000. In fiscal 1996, 200,000 shares were issued in connection with the consulting agreement for the term of three months until December 31, 1995.

                                    -F25-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Issuance of Stock for Lobbying Services

On June 10, 1993, the Company registered with the Securities and Exchange Commission 100,000 additional shares of stock associated with a contract for lobbying services. The contractor is an entity owned by the Chief Financial Officer of the Company who resigned all offices held with the corporation on October 23, 1993. These shares were issued June 15, 1993 and unearned compensation was charged for the fair market value ($221,615) of the shares and was amortized over a one-year period.

In accordance with a public relations and stock option agreement with Equity Ventures Ltd., Inc. 575,000 stock options were made available. Of these, 100,000 and 25,000 options were exercised at $4.20 and $5.05, respectively, in the year ended September 30, 1993. In the year ended September 30, 1994, an additional 190,000 options were granted of which 75,000 options were exercised at $5.05 per share, 100,000 options were exercised at $5.50 per share and 15,000 options were exercised at a discounted price of $2.13 per share.
During the year ended September 30, 1994, the Company received proceeds of $706,725 and notes receivable for $123,125 with interest accruing at 7% per annum payable to the Company upon demand. During the year ended September 30, 1995, the final 85,000 options available pursuant to the agreement were exercised at a discounted rate of $3.50 per share or $297,500. $31,875 of the $123,125 notes receivable was satisfied. The remaining amount of $91,250 was written off and charged to operations during the year ended September 30, 1996.

Authorized Shares

The Articles of Incorporation were amended in December 1996 to authorize an additional 30,000,000 shares of common stock for issuance. Total authorized common shares at September 30, 1996 are 45,000,000.

Other Stock Issuances

In January 1994, 88,000 and 73,500 shares were issued to two companies at $3.10 per share or $500,650, pursuant to Regulation S of the Securities Act of 1933.

In February and March 1994, 20,000 and 5,000 shares, respectively, were issued in connection with the settlement of lawsuits with two stockholders.

In March 1994, 32,333 shares were issued for $3 per share or $97,000.

In August 1994, the Company issued 150,000 shares to two companies in exchange for net cash of $186,500. Also, an additional 100,000 shares were issued to a third company for net cash of $123,268. Such shares were issued pursuant of Regulation S of the Securities Act of 1933.

In September 1994, the Company exchanged 100,000 shares for 100,000 shares of Viking Recycling, Inc. (a development stage enterprise) stock with cost valued by the Company of $20,000 which approximates market. This investment was expensed in the year ended September 30, 1995 as it has been determined that Viking Recycling will not become a public company. The shares are considered to be of no value to the Company.


                                    -F26-


                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

In December 1994, the Company completed a private placement of 100,000 shares of common stock at $1.06 per share or $105,699.

In February 1995, the Company completed a private placement of 480,000 shares of common stock at $.945 per share or $453,600.

In May 1995, 10,000 shares of common stock were issued for consulting services at $1.125 per share or $11,250.

Also in May 1995, 120,000 shares were issued pursuant to a legal settlement. The legal settlement required an aggregate share price be maintained which was recorded in 1994.

In July 1995, the Company issued 400,000 shares in a private placement with two entities for $.50 per share and received net proceeds of $199,500.

In August and September 1995, the Company issued 250,000 shares in a private placement with two entities for $2.90 per share less cost to issue of $100,000.

In August 1995, the Company issued 40,998 shares to the three stockholders in settlement of the prior claims. The Company issued those shares in connection with prior antidilution provisions. In May 1996, three dissenting stockholders accepted the aforementioned shares plus additional cash paid of $73,760 total to account for the difference between the fair market value of the shares on the date sold and $3, the guaranteed fair market value per the original agreements and has been charged to settlement expenses.

In August 1995, 16,033 shares were issued to four original stockholders whom the Company determined did not receive the appropriate number of shares based on their initial investment.

Employee Stock Payment Plan

The Company established an Employee Stock Payment Plan (the Plan) for the purpose of issuing shares, which are registered on Form 8, of its common stock to participants in payment and full satisfaction of wages and/or benefits to which they already are or otherwise may become entitled for services rendered or to be rendered as employees or former employees of the Company. Pursuant to the plan, 325,000 shares were issued in July and August 1995 at prices ranging from $1.69 to $5.13 or net proceeds to the plan of $1,474,727. In the year ended September 30, 1994, 125,000 shares were issued at prices ranging from $1.69 to $3.09 per share or net proceeds to the plan of $268,125. The net proceeds are restricted to the payment of wages and/or benefits.

Consultant Stock Payment Plan

The Company established a Consultant Stock Payment Plan (Consultant Plan) for the purpose of issuing shares of its common stock as payment for services rendered or to be rendered by consultants as per future agreements to be approved by the Company. Of the 500,000 shares available pursuant to the plan, 200,000 shares have been issued pursuant to two consulting agreements.

                                    -F27-

                         ECO2, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Stock Purchase Agreement:

On November 30, 1994, the Company entered into a Stock Purchase Agreement with Recovery Corporation of America (Recovery) to acquire four of its subsidiaries, (i) Bio-Medical Services, Inc. (d/b/a Recovery Corporation of North Carolina, (ii) Resource Power Development Corp. (d/b/a Recovery Corporation of Florida), (iii) Recovery Corporation of Arkansas, and (iv) MediGen of Pennsylvania, Inc., all of which were engaged in the medical waste disposal business.

Under the Agreement, the Company was to acquire all of the issued and outstanding securities of the Companies in exchange for the delivery of 100,000 restricted shares of its common stock; 500,000 restricted shares of preferred stock of a subsidiary of the Company with a stated value of $1,000,000 convertible into an equal number of shares of Company common stock; and warrants to purchase 500,000 restricted shares of the common stock of the
Company at $5.00 per share.   This agreement was rescinded in December 1994,
per mutual agreement between the parties.

Underwriting Agreement:

On December 14, 1994, the Company entered into an Underwriting Agreement with respect to the issuance of bonds. The Issuer of the bonds was to be an offshore corporation who will be offering its debentures to institutional investors outside the U.S. The offering was to be on a best efforts basis and the proceeds (net of sinking fund requirements) will be used to provide loans to the Company. The Company has paid $240,000 non-refundable deposit towards the aggregate non-accountable expenses allowance of the Underwriter. That financing was not completed, accordingly, at September 30, 1995 the Company charged the non-refundable deposit to operations.

Corporate Relations Agreement

In April 1995, the Company signed a Lead Generation/Corporate Relations Agreement. The agreement is effective for one year and requires the issuance of 300,000 unrestricted common shares of the Company as defined in the agreement. The shares issued and to be issued have been valued at the fair market value at the date of the agreement; $1.00 per share or an aggregate of $300,000. As of September 30, 1995, all 300,000 shares have been issued. In addition, the agreement provides for options to purchase 400,000 shares of the Company's common stock at various times and at prices approximating or in excess of quoted market values. All options were exercised in July 1995 yielding $748,000 to the Company. All costs relating to this agreement, $300,000, have been expensed as of September 30, 1995 as the agreement was canceled. The consultant was paid a commission of $190,000 for the acquisition of Spa Faucet and Jet Ski.

On August 28, 1995, the Company signed an agreement with an independent agent pursuant to which the agent received 100,000 shares of common stock as entire compensation for any sale arranged by the agent during the one-year term expiring August 28, 1996. The contract is valued at $425,000 based on the fair market value of the common stock on the contract date. In the years ended September 30, 1996 and 1995, amortization of $389,583 and $35,417, has been expensed.



                                    -F28-

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None



PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended September 30, 1996, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.

     The names and ages of the Company's directors and executive officers are as follows:

Name                    Position(s) with Company                    Age

Charles D. Ledford       Chairman of the Board, Chief               63
                         Executive Officer, Chief Financial
                         Officer and President

Vivian Ledford           Secretary, Treasurer and Director          60

Mark Napier, Jr.         Director,

Russel McElmurry         Director                                   53


The Company's directors are elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the Pleasure of the Board. The Company currently has no audit, compensation or nominating committees.

     Set forth below is a biographical description of each director and executive office of the Company.

     Charles D. Ledford has been a director of the Company and its Chairman of the Board, Chief Executive Officer and President since its inception on December 4, 1991. From 1980 to until the Company's inception, Mr. Ledford was a self-employed consulting engineer. Since 1976, Mr. Ledford has been active in research and development and the study of the application of pyrolysis in business. In 1981, he patented a process of conversion of hardwood sawdust into "liquid smoke" (used by the food industry) through the iuse of pyrolysis. In 1992, he patented a process converting scrap rubber tires into carbon black and fuel oil through the process of pyrolysis. Mr. Ledford's previous experience includes mechanical and electrical engineering positions with two Fortune 500 companies.

     Vivian Ledford has been a director of the Company since September 1995 and Secretary and Treasurer since its inception in 1991. Mrs. Ledford is the wife of Charles Ledford.

     Mark Napier, Jr. Is president of Kral Enterprises, Inc. an engineering consulting business and and its unincoprorated predecessor. Prior to founding Kral, Mr. Napier was employed by AT&T
Technologies, Inc. as an engineer.

     Russell McElmurry has been president of McElmurry Chemical, a supplier of food sanitation chemicals since 1980.

     Denis Lampiasi resigned as a director on August 5, 1996. Mr. Napier and Mr. McElmurry were elected to fill vacancies in the Board by the remaining members on September 16, 1996.

Item 11. Executive Compensation

     Executive compensation is determined by the Board of Directors. All compensation paid by the Company for services rendered during the three fiscal years ended September 30, 1994, 1995 and 1996 for each executive officer is set forth in the following table:

                          SUMMARY COMPENSATION TABLE
         (three fiscal years ended September 30, 1994, 1995 and 1996)

                                        Annual                     Long Term
                                      Compensation                Compensation
                                                         Other        All
Name and                                                Annual       Other
Principal Position      Year    Salary      Bonus    Compensation Compensation
Charles Ledford         1996     $168,750   $25,000        -0-      $36,058
Chief Executive Officer 1995     $125,000    -0-        $7,200          -0-
 PresidentDirector      1994     $106,250    $1,200     $7,200          -0-

Vivian Ledford          1996     $64,100    $10,000       -0-       $07,200
Treasurer,              1995     $36,800    $   500       -0-          -0-
Secretary and Director  1994     $36,400    $   500       -0-          -0-

Denis Lampiasi          1996     $42,789      -0-          -0-         -0-
Director                1995     -0-          -0-          -0-         -0-
                        1994     -0-          -0-          -0-         -0-

     On June 28, 1996, the Company canceled a previous employment agreement and entered into a five-year employment agreement with Charles Ledford effective July 1, 1996. The agreement provides for an annual salary of $300,000 with annual increases to reflect increases in the Consumer Price Index. The agreement also granted the employee an option to purchase up to 200,000 common shares of the Company for a price of $.80 per share beginning July 1, 1996 and ending on the sixth anniversary of the effective date of this agreement. Additionally, on each anniversary of this agreement, so long as the employee is employed by the Company, the employee shall receive an additional option to purchase up to 200,000 common shares for $.80 per common share. All options shall accumulate. The President has received a bonus during the year ended September 30, 1996 of $25,000.

     On June 28, 1996, the Company entered into a five-year employment agreement with its Vivian Ledford, the wife of the President, effective July 1, 1996. The agreement provides for an annual salary of $90,000 with annual increases to reflect increases in the Consumer Price Index. The agreement also granted the employee an option to purchase up to 200,000 common shares of the Company for a price of $.80 per share beginning July 1, 1996 and ending on the sixth anniversary of the effective date of this agreement. Additionally, on each anniversary of this agreement, so long as the employee is employed by the Company, the employee shall receive an additional option to purchase up to 50,000 common shares for $.80 per common share. All options shall accumulate. A bonus of $10,000 was paid during the year ended September 30, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information, as of February 3, 1997, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and all directors and officers as a group. Except as noted below, each person has sole voting and investment powers with respect to the shares shown.

Names and Address              Amount and Nature        Approximate % of Class
  of Individual or            of Beneficial Ownership
  Identity of Group

Charles Ledford                     163,630<F1>                       .59%
20005 S.E. Hawthorne Road
Hawthorne, Florida 32640

Vivian Ledford                      163,630<F1>                       .59%
20005 S.E. Hawthorne Road
Hawthorne, Florida 32640


Lark Napier, Jr.                         -0-                            0%
333 7th Way
Interlachen, FL 32148

Russell McElmurry                        -0-                            0%
6106 Percheron Trail
Summerfield, N.C. 27358

All Officers                        163,630                           .59%
and Directors
 as a group(4 Persons)

[FN]
<F1>  Held by Charles Ledford and Vivian Ledford as tenants by the entireties.


Item 13.  Certain Relationships and Related Transactions.

     On July 6, 1992, the Company entered into a one year renewable lease with Charles D. Ledford and his wife, Vivian Ledford, Secretary of the Company, to lease its facility located in Hawthorne, Florida. The Company pays rent in the amount of $30,000 annually for the property. Such lease, which expires July 6, 1994, includes annual renewal options through July 6, 2002, with a 5% increase in the annual rent upon each such renewal. Such renewals are solely at the option of the Company. During the years ended September 30, 1993 and 1992, the Company paid rent of $31,800 and $18,678, respectively, for such facilities. The Company believes that the terms of the lease are at least comparable to the terms which could be obtained from an unaffiliated third party.

     Mr. Ledford assigned his patent relating to the tire pyrolysis process to the Company upon the execution of his employment agreement in July 1992. (See "Management-Employment Agreements") The patent was obtained by Mr. Ledford in 1992 and expires in 2009.

     During 1991, Robert Mitchell loaned $100,000 to the Company. Such loan was payable on demand and accrued interest at the rate of 18% per annum. The proceeds of this loan and $370,000 of other loans were utilized for the development and construction of the Company's facility. In March 1992, Mr. Mitchell converted his loan into shares of ERI Sales which were exchanged in the Mergers for 41,284 shares of the Company's Common Stock.

     On January 13, 1992, Doug Davis, Steven Barnhardt and Donald Schmidt, shareholders of ERI Sales, received 30 shares, 15 shares and 3.3 shares, respectively, of common stock of ERI Sales in exchange for services rendered to ERI Sales. (Such shares of ERI Sales were subsequently exchanged for 20,472, 10,236, and 2,252 shares,, respectively, of the Company's Common Stock pursuant to the Mergers and following the Reverse Splits; however, Steven Barnhardt did not vote in favor of the Merger of ERI Sales with ECO2, and accordingly, his ERI Sales shares were not exchanged pursuant to the Mergers. (See "Business-Legal Proceedings")

     Al Kaczmarek, one of the Company's former directors, was the owner and President of Shred Pax Corporation ("Shred Pax"), the manufacturer of three of the shredder components of the Company's System. In January 1992, the Company purchased shredding equipment from Shred Pax for a price of $226,000. In addition, on October 1, 1992, the Company and Shred Pax entered into an agreement with Premium Enterprises, Inc. ("Premium") pursuant to which Premium will purchase from the Company shredding equipment manufactured by Shred Pax. In order to fulfill the contract with Premium, the Company will purchase the subject shredding equipment from Shred Pax. The Company intends to purchase additional shredding equipment from Shred Pax in the future. Such shredding equipment may be used by the Company as part of its planned tire recycling operations, sold as part of Systems or resold by the Company independent of any System sales. The terms upon which the Company purchases such additional shredding equipment will be subject to negotiations between the Company and Shred Pax. The Company believes that such purchases will not be on terms any less advantageous than those which would be available to the Company from another party.

     In May 1993, the Company acquired equipment consisting of shredders from Shred Pax Corporation for a purchase price of $455,000, representing Shred Pax Corporation's wholesale price for such equipment (i.e., a 25% discount from its published price list.) The Company, in turn, made a drop shipment of such equipment to a non-related third party in May 1993 for a selling price of $600,000.

     The Company leases its facilities located at at 20005 S.E. Hawthorne Road, Hawthorne, Florida 32640 for $60,000 per annum From Charles D. Ledford and Vivian Ledford, both of whom are directors and officers of the Company, pursuant to a five-year lease which may, at the Company's option, be extended until for an additional five year term until July, 2006. The lease provides for an automatic annual 5% increase. The Company believes that such facility is adequate for the Company's current and anticipated operations.

     In September 1994, the Company purchased various equipment from an affiliate of Mr. Charles Ledford in exchange for promissory notes in the amount of $125,054 with interest at 10% per annum payable on demand.

     In September 1995, the Company purchased $63,600 of equipment with cash loaned to the Company by Mr. Charles Ledford. The note issued to Mr. Ledford is unsecured, non-interest bearing and requires weekly payments of $500 commencing October 6, 1995.


PART IV.

Item 14.  Exhibits and Reports on From 8-K.


Exhibit No.     Page

Exhibits                                                   DESCRIPTION

1.1 Underwriting Agreement date October 22, 1992, between Elliot Allen & CO., Inc. and Registrant <F2>

2.1              Articles of Merger ERI Sales into ECO2, filed July 1,1992<F1>

2.2              Plan and Agreement of Merger of ERI Sales into ECO2, filed
                 July 1, 1992 <F1>

2.3              Articles of Merger of ERI Florida into ERI Delaware, filed
                 July 1, 1992 <F1>

2.4 Plan and Agreement of Merger of ERI Florida into ERI Delaware filed July 1, 1992 <F1>

3.1              Restated Certificate of Incorporation of Registrant <F1>

3.2              By-laws of Registrant <F1>

3.3 Certificate of Amendment of Certificate of Incorporation of Registrant, filed August 4, 1992 <F1>

3.4 Certificate of Amendment of Certificate of Incorporation of Registrant, filed September 25, 1992 <F1>

4.1 Unit Purchase Option dated October 29, 1992, between Elliot Allen & Co. , Inc. and Registrant <F2>

4..2 Warrant Agreement between the Company and North America Transfer Co. dated October 29, 1992 <F2>

4.3              Subscription Agreement between On-site Environmental, Inc.
                 and Registrant, dated September 9, 1992 <F1>

4.4              Bridge Note issued to On-site Environmental, Inc. dated
                 September 9, 1992 <F1>

4.5 Option Agreements with Associated Energies, Inc., Al Kaczamarek, John O'Brien and Alev Ross <F7>

10.1 Sales Agreement by and between ERI Florida, and Premium Enterprises, Inc. dated September 11, 1991 <F1>

10.2 Agreement by and between Tire Recycling Canada, Inc. a Canadian Corporation and ERI Florida dated August 1, 1991
                    <F1>

10.3              1992 Incentive and Non-Qualified Stock Option Plan dated
                     September 16, 1992 <F1>

10.4              Form of Stock Option Agreement <F1>

10.5              Employment Agreement by and between Charles D. Ledford and
                     Registrant, dated July 15, 1992 <F1>

10.6              Employment Agreement by and between Mike M. Mustafoglu and the Company dated September 25, 1992 <F1>

10.7              Consulting Agreement by and between W.C. Emery and
                     Registrant
                     dated March 27, 1992 <F1>

10.8              Commission Agreement by and between Robert C. Langford and
                      Registrant, dated March 27, 1992 <F1>

10.9               Financial Advisory and Investment Banking Agreement between
                      Registrant and Elliot Allen & Co., Inc., dated October 29, 1992 <F2>

10.10              Lease Agreement among Charles Ledford, Vivian Ledford, and
                       Registrant, dated July 6, 1992 <F1>

10.11              Equipment Purchase Agreement by and among ECO2, Inc. Shred
                       Pax Corporation and Premium Enterprises, Inc. dated October 1, 1992 <F1>

10.12              Sales Agreement by and between Thomas A. Dardas and
                       Registrant dated February 1, 1993 <F3>

10.13               Exclusive License Agreement by and between Thomas A.
                       Dardas
                        and Registrant dated February 1, 1993 <F3>

10.14               Client Services Agreement between Equity Ventures Ltd.,
                        Inc
                        and Registrant, dated April 19, 1993 <F4>

10.15               Advertising Contract between Wall Street Marketing Group
                        Inc. and Registrant, dated May 3, 1993 <F4>

10.16               Option Agreement between Equity Ventures Ltd., Inc. and
                       Registrant, dated May 4, 1993 <F4>

10.17               Letter to Registrant from EnviroTrux Co., Inc. dated June
                        28, 1993 <F5>

10.19               Promissory Note executed by Resource Recovery, Inc. in
                       favor of Registrant in the original principal amount of $100,000 dated July 13, 1993 <F5>

10.20              Amendments to Exclusive License Agreement between Thomas A.
                       Dardas and Registrant Dated July 14, 1993 <F5>

10.21              Consulting Agreement with Associated Energies, Inc. <F8>

10.22              Sales Agreement with Viking Recycling Inc. <F8>

10.23              Mediation Settlement Agreement with Robert C. Langford <F9>

10.24              Settlement Agreement with Emery Enterprises, Inc. <F10>

10.25              Letter of Agreement with Air Liquide America Corporation
                      <F10>

10.26              Management Consulting Agreement with TransGlobal Financial
                      Corporation <F11>

10.27             Financial Services Consulting Agreement with TransGlobal
                      Financial Corporation <F11>

10.28              ECO2 Employee Stock Payment Plan <F11>

10.29 Stock Purchase Agreement between Recovery Corporation and Recovery Acquisition Corp. <F12>

10.30 Preliminary Underwriting Agreement between CFO Capital, S.A. and the Company <F13>

10.31 Stock Purchase Agreement dated November 28, 1994 with Recovery Corporation of America <F14>

10.32     Corporate Relations Agreement with Corporate Relations Group, Inc.
<F15>

10.33     Independent Agent Agreement with Acceptance & Fiduciary Services,
S.A. <F16>

10.34     Sales Agreement and Related contracts with Wastemasters, Inc. <F16>

10.35 Agreement dated September 22, 1995 with TransGlobal Financial Corporation with Mike M. Mustafoglu, Alev Ross and John O'Brien
<F17>

10.36     Consulting Agreement dated September 29, 1995 with MarketMedia, Inc.
<F18>

16.01     Letter from Coopers & Lybrand to the Securities and Exchange
Commission <F3>

16.02 Letter from Davis Monk & Company to the Securities and Exchange Commission <F>

21.01     Subsidiaries of the Registrant <F13>

27        Financial Data Schedule


[FN]
<F1> Previously filed as an exhibit to Registrant's Registration Statement on
Form S-1 (Reg. No. 33-49390) which became effective on October 22, 1992 and incorporated herein by reference.

<F2> Previously filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference.

<F3> Previously filed as a exhibit to Registrant's Quarterly Report of Form
10-Q for the Quarterly period ended December 31, 1992 and incorporated herein by reference.

<F4> Previously filed as an exhibit to Registrant's Registration Statement on
Form S-8 which became effective on April 22, 1993 and incorporated herein by reference.

<F5> Previously filed as an exhibit to Registrant's Current Report on Form 8-K under date of June 28, 1993 and incorporated herein by reference.

<F6> Previously filed as an exhibit to Registrant's Current Report on Form 8-K under the date of September 30, 1993 and incorporated herein by reference.

<F7> Previously filed as an exhibit to Registrant's Registration Statement on
Form S-8 which became effective on December 28, 1993 and incorporated herein by reference.

<F8> Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

<F9> Previously filed as an exhibit to Registrant's Quarterly Report on Form
10-Q for the quarterly period ended December 31, 1993 and incorporated herein by reference.

<F10> Filed as an exhibit to Registrant's Post Effective Amendment No. 1 to its Registration Statement dated May 10, 1994 and incorporated herein by reference.

<F11> Filed as an exhibit to Registrant's Quarterly Report On Form 10-Q for the quarterly period ended June 30, 1994 and incorporated herein by reference.

<F12> Filed as an exhibit to Registrant's Current Report on Form 8-K dated
December 7, 1994 and incorporated herein by reference.

<F13> Filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended September 30, 1994.

<F14> Filed as an exhibit to Registrant's Current Report on Form 8-K under date of November 30, 1994 and incorporated herein by reference.

<F15> Filed as an exhibit to Registrant's Current Report on Form 8-K dated
April 10, 1995 and incorporated herein by reference.

<F16> Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference.

<F17> Filed as an exhibit to Registrant's Current Report on Form 8-K dated
September 29, 1995 and incorporated herein by reference.

<F18> Filed as an exhibit to Registrant's Registration Statement on Form S-3 dated October 13, 1995 and incorporated herein by reference.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the Company's 1996 fiscal year.



                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)     ECO2, INC.



By (Signature and Title)____/s/__________________________________
                    CHARLES D. LEDFORD, President,
                    Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date: February 7, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

              Signature              Title                   Date

Chief Executive Officer, Principal
Executive, Financial and Accounting Officer

___________/s/_______________   Chairman of the Board,   February 7, 1997
CHARLES D. LEDFORD              Chief Executive Officer
                                Chief Operating Officer
                                Chief Financial Officer


___________/s/_______________   Director                February 7, 1997
VIVIAN LEDFORD


___________/s/_______________   Director                February 7, 1997
LARK NAPIER, JR.


______________________________     Director             February 7, 1997
RUSSELL MCELMURRY