Form 10QSB
period 1996-12-31
ECO2 INC
filed 1997-03-07
CIK 889418

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.   20549

                                       FORM 10-QSB

                       Quarterly Report Under Section 13 or 15(d)
                        of The Securities Exchange Act of 1934

For Quarter Ended: 12-31-96                  Commission file number: 0-20806

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of February 27, 1997, the Company had outstanding 27,849,848 shares of its common stock.

                     ECO2, INC. AND SUBSIDIARY


                 CONSOLIDATED FINANCIAL STATEMENTS


                Three Months Ended December 31, 1996






                           CONTENTS



         Financial Statements:

           Consolidated Balance Sheet               F-3-F-4

           Consolidated Statement of Operations         F-5

           Consolidated Statement of
              Changes in Stockholders' Equity           F-6

           Consolidated Statement of Cash Flows         F-7

         Notes to Financial Statements               F-8-F9

                  ECO2, INC. AND SUBSIDIARIES
                A DEVELOPMENT STAGE ENTERPRISE
                  CONSOLIDATED BALANCE SHEET
                       December 31, 1996
                           (Unaudited)

                              ASSETS
CURRENT ASSETS
    Cash (Including
      Restricted Cash of
      $47,133)                          $488,644
    Certificates of
      Deposit - Restricted               850,000

    Assets Available for Sale          3,806,132
    Loans and Advances
      Due from Stockholder               108,116
    Notes Receivable                     206,466
    Other Current Assets                  63,551
        Total Current Assets           5,522,909
    Property, Plant and
      Equipment, at cost
      (Net of Accumulated
      Depreciation of $452,515)        1,963,468
    Restricted Cash                       52,000
    Deferred Loan Acquisition Costs      338,866
        Total Assets                  $7,877,243



The accompanying notes are an integral part of these consolidated financial statements.

                 ECO2, INC. AND SUBSIDIARIES
                A DEVELOPMENT STAGE ENTERPRISE
                  CONSOLIDATED BALANCE SHEET
                       December 31, 1996
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                $181,858
    Estimated Liability
      for Closing Jet
      Ski Operations                 545,502
    Customer Deposits                100,000
    Notes Payable                      3,546
    Interest Payable                  93,727
    Accrued Expenses                 155,093

        Total Current
          Liabilities              1,079,726

LONG-TERM DEBT
    Notes Payable                     13,013
    Convertible Debentures         1,851,934

    Total
    Long-Term Debt                 1,864,947

    Total
    Liabilities                    2,944,673
STOCKHOLDERS' EQUITY
    Preferred Stock
      (No Par Value,
      Authorized
      1,000,000 Shares,
      None Issued and
      Outstanding)                         -
    Common Stock (Par
      Value $.01 Per
      Share, Authorized
      45,000,000 Shares,
      - Issued and
      Outstanding
      26,949,848
      Shares)                        269,498
-
    Additional Paid-In Capital    25,710,824
    Deficit Accumulated
      During the
      Development Stage          (20,763,703)
    Unrealized Loss on
      Securities Held for
      Resale                        (250,000)
    10,000 Shares of
      Common Stock in Treasury,
      at cost                        (34,049)
        Total Stockholders'
          Equity                   4,932,570

        Total Liabilities and
         Stockholders' Equity     $7,877,243

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO2, INC. AND SUBSIDIARIES
                  A DEVELOPMENT STAGE ENTERPRISE
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
                                                        Inception
                                                       (Oct 8, 1990)
                           For the Three Months Ended        to
                                 December 31,             December
                              1996          1995           31, 1996
REVENUES                      $893          $1,828           $556,359

OPERATING EXPENSES
    Selling, General
    and Administrative
    Expenses               742,026       1,199,487         13,353,689
    Loss on Assets
    Held for Sale              -              -             4,706,354
    Loss on Inventory
    Write Off                4,812           -              1,511,405

        Total Operating
          Expenses         746,838       1,199,487         19,571,448

OPERATING LOSS            (745,945)     (1,197,659)       (19,015,089)

OTHER INCOME (EXPENSE)
    Interest Income         25,515          87,495            630,088

    Interest Expense       (46,293)        (38,835)          (757,128)
    Amortization of
      Deferred Costs
      - Debentures         (48,236)            -           (1,220,748)
    Write Off of Note
       Receivable for
       Exercise of Option      -                -             (91,250)
     Other                                                    127,521
    Contract Cancellation
      Income                   -                 -            340,000

    Loss on
      Underwriting
      Deposit                  -                  -          (240,000)
    Gain (Loss) on
      Marketable Securities
      and Other
      Investments           46,766          10,494             49,377
    Settlement Income
      (Expense)               -               -            (406,473)
    Loss on Disposal
       of Assets              -             (4,667)        (180,001)

        Total Other Income
          (Expense)       (22,248)           54,487      (1,748,614)

NET LOSS                $(768,193)      $(1,143,172)   $(20,763,703)



Net (Loss) per
    Common Share           $(0.03)           $(0.12)

Shares Used in
  Computation of Net
  (Loss) Per Share     26,648,800          9,454,518





The accompanying notes are an integral part of these consolidated financial statements.

                        ECO2, INC. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE ENTERPRISE
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                               DEFICIT      UNREALIZED
                                                               ACCUMULATED  LOSS ON             TOTAL
                                                                DURING       SECURITIES          STOCKHOLDERS'
                              COMMON STOCK          PAID-IN     DEVELOPMENT  AVAILABLE  TREASURY EQUITY
                            ISSUED       AMOUNT     CAPITAL     STAGE        FOR SALE   STOCK    (DEFICIT)
Balance,
  September 30, 1996        25,103,655   $251,036   $25,287,230 (19,995,510)   $(250,000)    $(34,049)    $5,258,707


Issuance of Stock on
Conversion of Debentures
 in October 1996 at various
 prices less amortization
  of Deferred Amortization
  Costs through Date on
  Conversion                 1,846,193     18,462       423,594                                -             442,056

Net Loss - Three Months
  Ended December 31, 1996        -            -            -        (768,193)       -            -         $(768,193)


Balance, December 31, 1996  26,949,848   $269,498   $25,710,824 $(20,763,703) $(250,000)     $(34,049)    $4,932,570


The accompanying notes are an integral part of the consolidated financial statements.

                                            -F5-

                                         ECO2, INC. AND SUBSIDIARIES
                                        A DEVELOPMENT STAGE ENTERPRISE
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                          Inception
                                                          For the Three Months  Ended          (Oct 8, 1990)
                                                                  December 31,                         to
                                                           1996                 1995             Dec 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                            $(768,193)           $(1,129,868)       $(20,763,703)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        From (Used in) Operating Activities:
            Loss on Disposal of Assets                       -                     3,570             222,956
            Inventory Write Off                             4,812                   -              1,511,405
            Write off of note receivable                     -                      -                 91,250
            Bad Debt Expense                                 -                    91,250              15,275
            Depreciation and Amortization                  67,980                199,347             994,448
           Amortization of Deferred Costs- Debentures      48,238                   -              1,220,750
            Settlement Expense (Income)                      -                      -                238,081
            Compensation Expense                             -                   206,294           1,904,860
            Loss (Gain) on assets held for sale           (46,766)                  -              3,685,164
            Accrued interest income on note receivable     (5,041)                  -                 (6,466)
            Accrued interest on debentures                   -                      -                101,654
            Receipt of common stock dividend Re:
              Gulf West Oil Company, Inc.                    -                      -                (17,671)
            Realized (Gain) Loss on Marketable Securities    -                      -                 22,423
            Unrealized (Gain) Loss on Marketable Securities  -                      -                    -
            Issuance of Common Stock for Interest           46,663                  -                289,132
            Issuance of Common Stock for Consulting Services  -                  100,000             511,250
            Loss on Investment                                -                     -                 20,000

        Changes in Operating Assets and Liabilities:
            Accounts Receivable                               -                   (1,861)             (7,939)
            Inventory                                      (4,812)               (55,545)           (896,863)
            Deferred Loan Acquisition Costs                   -                      -              (983,616)
            Other Current Assets                           (2,993)               (18,901)            (62,439)
            Accounts Payable and Accrued Interest          28,332                    -               240,316
            Estimated Liability for Closing Jet Ski      (309,498)                   -               545,502
            Accrued Expenses and Other Current
              Liabilities                                   8,231                 (45,515)           237,736

Net Cash Flows Used in Operating Activities              (933,047)               (651,229)       (10,886,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Fixed Assets                          (148,021)               (195,720)        (3,257,389)
    Investment in Films                                       -                                   (2,396,930)
    Acquisition of Gulf West Oil Company, Inc. Common Stock   -                                     (500,000)
    Acquisition of Spa Faucet, Inc. Common Stock              -                                   (2,100,000)
    Purchase of Chapter 7 Assets                              -                                   (2,935,042)
    (Purchase) Redemption of Certificates of Deposit      100,000                                   (902,000)
    Purchase of Marketable Securities                         -                 (8,732,058)       (3,556,267)
    Note Receivable From Gulf West Oil Company, Inc.          -                                     (200,000)
    Proceeds from Marketable Security Maturities              -                                    3,533,844
    Proceeds from Sale of Spa Faucet Stock                208,304                                    208,304
    Payments of commissions for financing                     -                                   (1,500,000)
    Borrowings by  Shareholder plus Accrued Interest      (7,000)                   (1,696)         (146,313)
    Principle Repayments Shareholder Loans                    -                     (6,500)         (442,234)
    Other Proceeds                                            -                       -               87,350

Net Cash Flows Used in Investing Activities                153,283               (8,935,974)     (14,106,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Convertible Debentures                      -                   4,000,000       13,685,770
    Proceeds from Loans Payable                               -                       -              761,945
    Principle Repayments of Loans, Notes and Leases           -                     (78,166)        (851,662)
    Net Proceeds from Sale of Common Stock, Stock Options     -                        -
        and Notes Receivable for Exercise of Options          -                     558,622        11,840,753
    Proceeds of Notes Payable                               16,559                     -               16,559
    Subscription Receivable                                   -                      62,500            62,500
    Purchase of Treasury Stock                                -                        -              (34,049)

Net Cash Flows Provided by Financing Activities             16,559                 4,542,956       25,481,816

Net Increase (Decrease) in Cash and Cash Equivalents      (763,205)               (5,044,247)         488,644

Cash and Cash Equivalents - Beginning of Period          1,251,849                 5,457,938             -

Cash and Cash Equivalents - End of Period                 $488,644                  $413,691         $488,644

The accompanying notes are an integral part of these consolidated financial statements.

                                                          -F6-

                                            ECO2, INC. AND SUBSIDIARIES
                                          A DEVELOPMENT STAGE ENTERPRISE
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                  Inception
                                                          For the Three Months  Ended          (Oct 8, 1990)
                                                                  December 31,                         to
                                                           1996                 1995             Dec 31, 1996

SUPPLEMENTAL NONCASH FINANCING
  AND INVESTING ACTIVITIES:

     Conversion of Convertible Debentures
       to Common Stock                                      $488,066            $-               $14,268,066

      Valuation of Shares Issued for Compensation,
        Interest and Other Services                          $46,663          $525,000            $1,838,347

      Deferred Debt Costs Attributable to
        Convertible Debentures                               $-                 $-                $3,173,985

      Receipt of Common Stock Dividend Re:
         Gulf West Oil Company, Inc.                         $-                 $-               $(17,671)

    Additional Paid-In Capital in Exchange for Loans         $-                 $-               $308,496

    Prior Expenses of Initial Public Offering
         Charged to Additional Paid-In Capital               $-                 $-               $131,827

    Acquisition of Land in Exchange for Mortgage Payable      $-                $-               $125,000

    Acquisition of  Fixed Asset in Exchange for
         Notes and Capitalized Leases Payable                 $-               $57,211           $469,508

    Acquisition of Viking Stock in Exchange for Stock         $-                $-                $20,000

    Return of Equipment in Exchange for
         Relief of Related Payable                            $-                $-                $27,860

    Due on Convertible Debentures                             $-               $558,622          $558,622

    Subscription Receivable for Private Placement             $-                $62,500           $62,500

    Transfer of Items to Inventory from Property,
       Plant and Equipment                                     $-               $806,840         $806,840



SUPPLEMENTAL DISCLOSURES:
  Interest Paid - Cash Basis                                   $-                $28,137          $234,237




The accompanying notes are an integral part of these consolidated financial statements.

                                         -F7-

                                ECO2, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 1996




NOTE 1 - INTERIM FINANCIAL INFORMATION

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended September 30, 1996.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - CASH

Uninsured Balances:

The FDIC insures balances of up to $100,000. As of December 31, 1996, the Company has uninsured balances in one bank approximating $357,836.

NOTE 3- RESTRICTED CASH

Certain stock issuance's in accordance with the Employee Stock Payment Plan Registered pursuant to Regulation S-8 of the Securities and Exchange Commission, require the proceeds to be segregated and used only for payroll. Cash and certificate of deposit restricted for this purpose at December 31, 1996 total $897,132.

NOTE 4- PROPERTY, PLANT AND EQUIPMENT

The Company made modifications to the premises totaling $148,201 during the quarter ended December 31, 1996.


NOTE 5 - CONVERTIBLE DEBENTURES

In the quarter ended December 31, 1996, the Company converted $448,066 of its convertible debentures and $46,663 of accrued interest into 1,846,153 shares of Common Stock. At December 31, 1996 800,000 shares of common stock were held in escrow. Subsequent to December 31, 1996 the outstanding debenture holders demanded shares aggregating approximately 7,000,000 shares. The Company has not honored their request.








                                     -F8-


ECO2, INC.
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS
December 31, 1996






NOTE 6 - ASSETS AVAILABLE FOR SALE

In December 1996 the Company decided to discontinue operations of Eco Jet Sytems, Inc. The Company has recorded a liability of ($855,000) for estimated costs of disposal. For the quarter ended December 31, 1996 the Company has advanced $309,498 to Eco Jet Systems, Inc.

On October 31, 1996 the Company sold its interest in Spa Faucet, Inc for $2,500,000 net of commission of
$500,000. The agreement provides for monthly payments of $208,333 commencing November 1, 1996. As of
February 23, the company has received only one payment.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company rents office space for its office and research plant from the President. During the quarter ended December 31, 1996, the Company paid rent of $21,200 for this space.


NOTE 8 - CONTINGENT LIABILITIES

The Company is contingently liable under an irrevocable standby letter of credit for $52,000 with the Environmental Protection Agency which expires December, 1997. The letter is collateralized by a certificate of deposit in the amount of $52,000 which is included in restricted cash.


Note 9 - COMMITMENTS AND CONTINGENCIES

On January 23, 1997, a former employee filed suit against the Company, certain officers, and others in Orange County California Superior Court seeking damages in excess of $250,000 under theories of breach of contract, breach of implied covenant of good faith and fair dealing, tortuous inducement of breach of an employment contract, intention infliction of emotional distress and negligent misrepresentation and for an accounting. The Company has not yet filed a responsive pleading, but intends to vigorously defend the action.

On August 5, 1996, two entities filed suit against the Company in Orange County California Superior Court seeking damages in the amount of $166,000. The Company denies that any commission is due.

No amounts have been accrued for litigation.









                                      -F9-

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies of $763,205 ($933,047 from operations, offset by cash flow of$153,283 from investing activities) during the three months ended December 31, 1996. However, the Company has unrestricted cash of $441,511 as of December 31, 1996. It is questionable whether this cash is adequate to finance any future losses from operations for at least the next year at present expense rates. The major changes in cash flows related to the Company's operating losses.

The Company's balance sheet at December 31, 1996 reflected the impact of working capital changes, business acquisitions and the issuance of convertible debentures.

RESULTS OF OPERATIONS

Three months ended December 31, 1996 compared to three months ended December 31, 1995.

Selling, general and administrative expenses decreased as follows:

A reduction in (primarily due to limited activity)
   amortization (due to the conversion of bonds)         $ 76,000
   consulting costs                                       312,000
   advertising                                             73,000
   commissions                                            130,000
   bad debts                                               91,000
                                                          682,000


An increase in:
   salaries                                             $ 108,000
   professional fees                                       67,000
   rent and other                                          50,000
                                                          225,000


Decrease in selling and
general administrative expenses                         $ 457,000


Interest income decreased due to a decrease in available funds due to operating losses.

Amortization Interest expenses increased due to the convertible debentures outstanding during the 1996 quarter.

PART II

Item 5. Other Information

On February 26, 1997 the Company and Casinos International, Inc. ("Casinos International") agreed to merge Casinos International into ECO2 Acquisition, Inc., a wholly owned subsidiary of ECO2, Inc. In connection with the merger, the Company agreed to convey all of its assets related to tire recycling and its right, title and interest in a related patent. The Company will retain all other assets, including its interests in its jet ski related assets, Gulf-West, Inc. and Vegas Story. Additionally, the
Company agreed to cancel all amounts loaned to Charles Ledford, and to grant three-year stock options to Charles
Ledford for 300,000 shares, Vivian Ledford for 200,000 shares,
Raymond Ledford for 200,000 shares, all at an exercise price of $.80 per share. The Company agreed to 50,000 common shares each Lark
Napier, Jr. and Russel McElmurry options to purchase. Also in connection with the merger, the Company agreed to pay $800,000 to Energy Systems, $200,000 at closing with the balance of $600,000 in three equal monthly installments of $200,000 each due 45 days following the closing. Additionally, the Company transferred all of its right and title to a $50,000 bond issued on ECO2's behalf in favor of the State of Florida to Energy Systems. In connection with the transaction, Charles Ledford, Vivian Ledford and Raymond Ledford each agreed to cancel their employment agreements with the Company effective on the date of closing. The Company also anticipates that Mr. Ledford will agree to terminate the existing lease between Mr. Ledford and the Company. The Merger Agreement further provides for the indemnification of Energy Systems, Charles Ledford, Vivian Ledford and Raymond Ledford by ECO2 and Prentice Capital.

On February 26, 1997, the Board of Directors elected Alan S. Lipstein as director of the Company. On February 26, 1997, Charles Ledford resigned as President and officer of the Company and Vivian Ledford resigned as Secretary and officer of the Company. Charles Ledford, Vivian Ledford, Lark Napier, and Russel McElmurry resigned as directors of the Company on February 26, 1997. Mr. Lipstein was elected President of the Company on February 26, 1997.

The financial information included in this report was prepared by Charles Ledford, the Company's former President and Chief Financial Officer.
Mr. Lipstein believes such information to be accurate but he has had insufficient time since assuming duties as President and Chief Financial Officer to confirm the accuracy of the information set forth herein. Since Mr. Lipstein is the sole officer, he is executing this Form 10-QSB so that it may be filed.


Item 6.  Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                    Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession
2.1              Articles of Merger ERI Sales into ECO2, filed July 1,1992<F1>

2.2              Plan and Agreement of Merger of ERI Sales into ECO2, filed
                 July 1, 1992 <F1>

2.3              Articles of Merger of ERI Florida into ERI Delaware, filed
                 July 1, 1992 <F1>

2.4 Plan and Agreement of Merger of ERI Florida into ERI Delaware filed July 1, 1992 <F1>

2.5              Agreement and Plan of Reorganization by and among Eco2, Inc.
                 and Eco2 Acquisition, Inc. and Casinos International, Inc. and Prentice Capital, Inc.

3          Articles of Incorporation and By-Laws:

3.1              Restated Certificate of Incorporation of Registrant <F1>

3.2              By-laws of Registrant <F1>

3.3 Certificate of Amendment of Certificate of Incorporation of Registrant, filed August 4, 1992 <F1>

3.4 Certificate of Amendment of Certificate of Incorporation of Registrant, filed September 25, 1992 <F1>

4      Instruments defining the Rights of Security Holders

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

10        Material Contracts

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

10.33              Independent Agent Agreement with Acceptance & Fiduciary
                        Services, S.A. <F16>

10.34              Sales Agreement and Related contracts with Wastemasters,
                        Inc. <F16>

10.35              Agreement dated September 22, 1995 with TransGlobal
                        Financial Corporation with Mike M. Mustafoglu, Alev Ross and John O'Brien <F17>

10.36              Consulting Agreement dated September 29, 1995 with
                        MarketMedia, Inc. <F18>

15      Letter re: Unaudited Interim Financial Information      None

18      Letter re: Change in Accounting Principles              None

19      Report Furnished to Security Holders                    None

22      Published Report re: Matters Submitted to Vote of Security
              Holders                                           None

23      Consents of Experts and Counsel                         None

24      Power of Attorney                                       None

27      Financial Data Schedule

99      Additional Exhibits                                     None

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


(b) Reports on Form 8-K                                         None

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ECO2, INC.
                                    (registrant)


Dated: March 3, 1997

                                 /s/ Alan S. Lipstein
                                 ALAN S. LIPSTEIN, President and
                                 Chief Financial Officer