Form 10QSB
period 1997-03-31
ECO2 INC
filed 1997-05-23
CIK 889418

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                                 -------------------------------

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT
                  For the transition period from ______________ to _____________


                           Commission File No. 0-20806
                                               -------

                                   ECO2, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                            11-3087145
---------------------------------                          ---------------------
 (State of Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

     13902 N. Dale Mabry Highway, Suite 119, Tampa, Florida  33618
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)


                                  (813)969-2002
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


               20005 S.E. Hawthorne Road, Hawthorne, Florida 32604
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year.)


Check whether the issuer: (1 filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----   -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 1997, the Company had 35,847,750 shares of Common Stock outstanding, $0.01 par value.

                                     INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.     FINANCIAL INFORMATION

     Item 1.    Financial Statements


          Consolidated Balance Sheets as of
          March 31, 1997 (Unaudited) and
          September 30, 1996                                                                           2 - 3

          Consolidated Statements of Operations,
          for the three months ended March 31, 1997                                                      4

          Consolidated Statements of Operations,
          for the six months ended March 31, 1997                                                        5

          Consolidated Statements of Cash Flows,
          for the six months ended March 31, 1997                                                      6 - 7

          Consolidated Statements of Stockholders' Equity,
          for the six months ended March 31, 1997                                                        8

          Notes to Consolidated Financial Statements                                                   9 -

     Item 2.   Management's Discussion and Analysis of
                      Financial Conditions and Results of
                      Operations

PART II        OTHER INFORMATION


SIGNATURES


                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                (Unaudited)
                                                                                 March 31,            September 30,
                                                                                   1997                   1996
                                                                               -----------            ------------
CURRENT ASSETS
     Cash (Including Restricted
       cash of $47,133)                                                        $     1,225            $  1,251,849
     Certificates of Deposit - Restricted                                             -                    950,000
     Assets Available for Sale                                                   5,021,132               3,967,670
     Loans and Advances
     Due from Stockholder                                                             -                     99,414
     Note receivable                                                                  -                    201,425
     Other Current Assets                                                           65,867                  60,558
                                                                               -----------            ------------

          Total current assets                                                   5,088,224               6,530,916
                                                                               -----------            ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
     (Net of Accumulated Depreciation of
       $-0- and $452,515)                                                           55,569               1,883,425
                                                                               -----------            ------------

OTHER ASSETS
     Purchase Goodwill, net of amortization
       of $26,108                                                                1,527,767                    -
     Restricted Cash                                                                  -                     52,000
     Deferred Loan Acquisition Costs                                               338,866                 485,047
                                                                               -----------            ------------

          Total other assets                                                     1,866,633                 537,047
                                                                               -----------            ------------


               TOTAL ASSETS                                                    $ 7,010,426            $  8,951,388
                                                                               ===========            ============





                  The accompanying notes are an integral part of these consolidated financial statements.

                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                          CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             (Unaudited)
                                                                              March 31,               September 30,
                                                                                 1997                     1996
                                                                            ------------              ------------
CURRENT LIABILITIES
     Accounts payable                                                       $     98,914              $    153,526
     Estimated Liability for
       Closing Jet Ski Operations                                                564,981                   855,000
     Customer Deposits                                                           100,000                   100,000
     Interest Payable                                                             93,727                   140,390
     Accrued Expenses                                                          1,004,000                   143,765
     Due to Related Party                                                         85,500                      -
                                                                            ------------              ------------

       Total current liabilities                                               1,947,122                 1,392,681
                                                                            ------------              ------------

LONG TERM LIABILITIES
     Convertible Debentures                                                    1,851,934                 2,300,000
                                                                            ------------              ------------

               TOTAL LIABILITIES                                               3,799,056                 3,692,681
                                                                            ------------              ------------


STOCKHOLDERS' EQUITY
     Preferred Stock (No Par Value,
      Authorized 1,000,000 Shares,
      None Issued)                                                                  -                         -
     Common Stock (Par Value $.01 Per Share,
      Authorized 45,000,000 Shares,
      Issued 32,049,848)                                                         320,498                   251,036
     Additional paid-in capital                                               24,926,137                25,287,230
     Deficit Accumulated
      During the Development Stage                                           (21,751,216)              (19,995,510)
     Unrealized Loss on Securities
      Held for Resale                                                           (250,000)                 (250,000)
     10,000 Shares of Common Stock in
      Treasury, at cost                                                          (34,049)                  (34,049)
                                                                            ------------              ------------

          Total Stockholders' Equity                                           3,211,370                 5,258,707
                                                                            ------------              ------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                           $  7,010,426              $  8,951,388
                                                                            ============              ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                            Inception
                                                                                                          (Oct 8, 1990)
                                                                                                               to
                                                                                                            March 31,
                                                                1997                    1996                   1997
                                                            -----------             -----------            ------------

REVENUE                                                     $   299,553             $    29,981                 881,910
COST OF GOODS SOLD                                              429,856                  25,998                 455,854
                                                            -----------             -----------            ------------

GROSS PROFIT                                                   (130,303)                  3,983                 426,056

OPERATING EXPENSES
   Selling, General and
    Administrative Expenses                                     286,234               2,033,806              13,639,923
   Loss on Assets Held for Sale                                    -                       -                  4,706,354
   Loss on Inventory Write Off                                     -                       -                  1,511,405
                                                            -----------             -----------            ------------

       Total Operating Expenses                                 286,234               2,033,806              19,857,682
                                                            -----------             -----------            ------------

OPERATING LOSS                                                 (416,537)             (2,029,823)            (19,431,626)
                                                            -----------             -----------            ------------

OTHER INCOME (EXPENSE)
   Amortization of Deferred Costs
    - Debentures            -                                      -                                         (1,220,748)
   Write Off of Note Receivable
    for Exercise of Option                                         -                       -                    (91,250)
   Interest Income                                               50,553                 114,968                 680,641
   Interest Expense                                             (54,741)               (167,090)               (811,869)
   Other                                                          1,207                  41,311                 128,728
   Contract Cancellation
     Income (Expense)                                          (800,000)                   -                   (460,000)
   Reduction in Estimated Liability
     to Complete Movie                                          550,000                    -                    550,000
   Loss on Underwriting Deposit                                                            -                   (240,000)
   Gain on Marketable Securities
     and Other Investments                                         -                     12,117                  49,377
   Settlement Income (Expense)                                                             -                   (406,473)
   Loss on Disposal of Assets                                  (317,995)                   -                   (497,996)
                                                            -----------             -----------            ------------

       Total Other Income (Expense)                            (570,976)                  1,306              (2,319,590)
                                                            -----------             -----------            ------------

NET LOSS                                                    $  (987,513)            $(2,028,517)            (21,751,216)
                                                            ===========             ===========            ============

NET (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                                   $     (0.04)            $     (0.16)
                                                            ===========             ===========

SHARES USED IN COMPUTATION OF
   NET (LOSS) PER SHARE                                      27,047,732              12,969,232
                                                            ===========             ===========

                 The accompanying notes are an integral part of these consolidated financial statements.

                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                            Inception
                                                                                                          (Oct 8, 1990)
                                                                                                               to
                                                                                                            March 31,
                                                                1997                   1996                   1997
                                                            -----------            -----------            ------------

REVENUE                                                     $   300,446             $    31,809            $    881,910

COST OF GOODS SOLD                                              429,856                  25,998                 455,854
                                                            -----------             -----------            ------------

GROSS PROFIT (LOSS)                                            (129,410)                  5,811                 426,056

OPERATING EXPENSES
   Selling, General and
    Administrative Expenses                                   1,028,260               3,112,139              13,639,923
   Loss on Assets Held for Sale                                    -                       -                  4,706,354
   Loss on Inventory Write Off                                    4,812                    -                  1,511,405
                                                            -----------             -----------            ------------

    Total Operating Expenses                                  1,033,072               3,112,139              19,857,682
                                                            -----------             -----------            ------------

OPERATING LOSS                                               (1,162,482)             (3,106,328)            (19,431,626)
                                                            -----------             -----------            ------------

OTHER INCOME (EXPENSE)
   Amortization of Deferred Costs
    - Debentures                                                (48,236)                   -                ( 1,220,748)
   Write Off of Note Receivable
    for Exercise of Option                                         -                       -                    (91,250)
   Interest income                                               76,068                 202,463                 680,641
   Interest Expense                                            (101,034)               (205,925)               (811,869)
   Other                                                          1,207                  54,615                 128,728
   Contract Cancellation
    Income (Expense)                                           (800,000)                   -                   (460,000)
   Reduction in Estimated Liability
    to Complete Movie                                           550,000                    -                    550,000
   Loss on Underwriting Deposit                                    -                       -                   (240,000)
   Gain on Marketable Securities
    and Other Investments                                        46,766                  22,611                  49,377
   Settlement Income                                                                      -                    (406,473)
   Loss on Disposal of Assets                                  (317,995)                 (4,667)               (497,996)
                                                            -----------             -----------            ------------

    Total Other Income (Expense)                               (593,224)                 69,097              (2,319,590)
                                                            -----------             -----------            ------------

NET LOSS                                                    $(1,755,706)            $(3,037,231)            (21,751,216)
                                                            ===========             ===========            ============

NET (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                                   $     (0.06)            $     (0.27)
                                                            ===========             ===========

SHARES USED IN COMPUTATION OF
   NET (LOSS) PER SHARE                                      27,594,734              11,126,182
                                                            ===========             ===========

                 The accompanying notes are an integral part of these consolidated financial statements.

                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       CONSOLIDATED STATEMENT CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                                                                                          Inception
                                                                                                        (Oct 8, 1990)
                                                                                                              to
                                                                                                           March 31,
                                                                1997                   1996                   1997
                                                            -----------            -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                 $(1,755,706)           $(3,037,231)           $(21,751,216)
   Adjustments to reconcile net loss
    to net cash flows from (used in)
    operating activities
       Loss on Disposal of Assets                               317,995                  3,570                 540,951
       Inventory Write Off                                        4,812                   -                  1,511,405
       Write Off of Note Receivable                                -                      -                     91,250
       Bad Debt Expense                                            -                    91,250                  15,275
       Depreciation and Amortization                            128,326              1,144,116               1,054,794
       Amortization of Deferred Costs
        - Debentures                                             48,238                   -                  1,220,750
       Settlement Expense (Income)                                 -                      -                    238,081
       Compensation Expense                                        -                   312,544               1,904,860
       Loss (Gain) on Assets Held for Sale                      (46,766)                  -                  3,685,164
       Accrued Interest Income on
        Note Receivable                                          (5,041)                  -                     (6,466)
       Accrued Interest on Debentures                              -                      -                    101,654
       Receipt of Common Stock Dividend
        Re: Gulf West Oil Co., Inc.                                -                      -                    (17,671)
       Realized (Gain) Loss on
        Marketable Securities                                      -                   (22,611)                 22,423
       Unrealized (Gain) Loss on
        Marketable Securities                                      -                      -                       -
       Adjustment of Carrying Value
        of Film                                                (300,000)                  -                   (300,000)
       Issuance of Common Stock for:
        Interest                                                 46,663                   -                    289,132
       Consulting Services                                         -                   200,000                 511,250
       Casino International Merger                            1,093,750                   -                  1,093,750
       Assets obtained on Acquisition
        of Casino International                                 (55,569)                  -                    (55,569)
       Goodwill created for Acquisition
        of Casin International                               (1,554,743)                  -                 (1,554,743)
       Loss on Investment                                          -                      -                     20,000

Changes in Operating
   Assets and Liabilities:
       Accounts Receivable                                         -                  (181,661)                 (7,939)
       Inventory                                                 (4,812)              (198,116)               (896,863)
       Deferred Loan Acquisition Costs                           97,943             (1,333,924)               (885,673)
       Note Payable from Acquistion
        of Casino International                                 500,000                   -                    500,000
       Underwriting Deposit                                        -                      -                       -
       Other Current Assets                                      (2,993)               (50,906)                (62,439)
       Accounts Payable and
        Accrued Interest                                        (54,612)             1,328,990                 157,372
       Accrued Expenses and Other
        Current Liabilities                                    (125,114)                 5,598                  74,885
       Estimated Liability for Closin
        Jet Ski                                                (290,018)                  -                    564,982
       Customer Deposits                                           -                      -                       -
       Interest Payable                                         (46,663)                35,561                 (11,102)
       Due on Convertible Debentures                           (442,056)               558,622                 116,566
       Subscription Receivable                                     -                    62,500                  62,500
       Other Assets                                              (2,316)                (6,055)                 (8,371)
                                                            -----------            -----------            ------------

       Net cash flows used in
       operating activities                                 $(2,448,682)           $(1,087,753)           $(11,781,008)
                                                            -----------            -----------            ------------

                 The accompanying notes are an integral part
                        of these financial statements.

                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                CONSOLIDATED STATEMENT CASH FLOWS - (CONTINUED)
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                           Inception
                                                                                                          (Oct 8, 1990)
                                                                                                            March 31,
                                                               1997                    1996                   1997
                                                            -----------            -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                 (192,911)              (538,432)             (3,302,279)
   Investment in Films                                             -                      -                 (2,396,930)
   Acquisition of Gulf West Oil
    Company, Inc. Common Stock                                     -                  (500,000)               (500,000)
   Acquisition of Spa Faucet, Inc.
    Common Stock                                                   -                (2,524,692)             (2,100,000)
   Purchase of Chapter 7 Assets                                    -                (1,840,000)             (2,935,042)
   (Purchase) Redemption of
    Certificates of Deposit                                     950,000                 75,000                 (52,000)
   Purchase of Marketable
       Securities                                                  -                (8,732,058)             (3,556,267)
   Note Receivable from Gulf West
    Oil Company, Inc.                                              -                      -                   (200,000)
   Proceeds from Marketable Security
       Maturities                                                  -                 8,754,669               3,533,844
   Proceeds from Sale of Spa Faucet
    Stock                                                       208,304                   -                    208,304
   Payments of Commissions for
    Financing                                                      -                      -                 (1,500,000)
   Loans Made plus Accrued Interest                              53,761             (1,719,055)                 53,761
   Borrowings by Shareholder plus
    Accrued Interest                                             85,500                 (3,375)                (53,813)
   Principal Repayments Shareholder
    Loans                                                        99,414                (12,500)               (342,820)
   Other Proceeds                                                  -                      -                     87,350
                                                            -----------            -----------            ------------

Net Cash Flows Used In Investing
   Activities                                               $ 1,204,068            $(7,040,443)           $(13,055,892)
                                                            -----------            -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Convertible
    Debentures                                                     -                 6,480,769              13,127,148
   Proceeds from Loans Payable                                     -                      -                    761,945
   Principle Repayments of Loans,
    Notes and Leases                                            (22,569)               (84,666)               (874,231)
   Net Proceeds from Sale of Common
    Stock, Stock Options and Notes
    Receivable for Exercise of
    Options                                                        -                      -                 11,840,753
   Proceeds of Notes Payable                                     16,559                   -                     16,559
   Purchase of Treasury Stock                                      -                      -                    (34,049)
                                                            -----------            -----------            ------------

Net Cash Flows Provided by
       Financing Activities                                      (6,010)             6,396,103              24,838,125
                                                            -----------            -----------            ------------

Net Increase (Decrease) in Cash
   and Cash Equivalents                                      (1,250,624)            (1,732,093)                  1,225

Cash and Cash Equivalents -
Beginning of Period                                           1,251,849              5,457,938                    -
                                                            -----------            -----------            ------------

End of Period - Unrestricted                                      1,225              3,634,004                   1,225

End of Period - Restricted                                         -                    91,841

End of Period - Total                                       $     1,225            $ 3,725,845            $      1,225
                                                            ===========            ===========            ============




                 The accompanying notes are an integral part
                        of these financial statements.

                          ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)




                                                                             DEFICIT        UNREALIZED
                                                                            ACCUMULATED       LOSS ON                     TOTAL
                                     COMMON STOCK            ADDITIONAL       DURING        SECURITIES                STOCKHOLDERS'
                                -----------------------       PAID-IN       DEVELOPMENT     AVAILABLE       TREASURY     EQUITY
                                  SHARES       AMOUNT         CAPITAL          STAGE         FOR SALE         STOCK     (DEFICIT)
                                ----------     --------     -----------     ------------     ---------      --------   ------------
BALANCE,
 September 30, 1996             25,103,655     $251,036     $25,287,230     $(19,995,510)    $(250,000)     $(34,049)  $  5,258,707

Issuance of Stock on
 Conversion of Debentures
 in Oct. 1996 Net of
 Deferred Amortization
 Costs through Date on
  Conversion                     1,846,193       18,462         423,594             -             -             -           442,056

Net loss - Period                     -            -               -            (768,193)                                  (768,193)
                                ----------     --------     -----------     ------------     ---------      --------   ------------

Balance,
 December 31, 1996              26,949,848      269,498      25,710,824      (20,763,703)     (250,000)      (34,049)     4,932,570

Issuance of Stock in
 Acquisition of Casino
 Int'l, Inc.                     5,000,000       50,000       1,043,750             -             -             -         1,093,750

Issuance of Stock
 to Directors                      100,000        1,000          14,600             -             -             -            15,600

Net Value of Distri-
 bution of Assets in
 Connection with the
 Acquisition of Casino
 Int'l, Inc.                          -            -         (1,843,037)            -                           -        (1,843,037)

Net Loss - Period                     -            -               -            (987,513)         -             -          (987,513)
                                ----------     --------     -----------     ------------     ---------      --------   ------------
Balance,
 March 31, 1997                 32,049,848     $320,498     $24,926,137     $(21,751,216)    $(250,000)      (34,049)  $  3,211,370
                                ==========     ========     ===========     ============     =========      ========   ============






                  The accompanying notes are an integral part
                         of these financial statements.

                           ECO2, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - GENERAL

The financial statements of ECO2, Inc. ("ECO2" or the "Company") and its subsidiaries as of March 31, 1997 and for the three and six months then ended are unaudited and, in the opinion of ECO2 , reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the September 30, 1996 audited financial statements. All such adjustments made were of a normal recurring nature. The Company's significant accounting policies are described in the notes to the September 30, 1996 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.

ECO2 and its wholly owned subsidiary ERI Delaware, Inc. ("ERI Delaware") were established to provide integrated solid waste tire management services to governmental, commercial and industrial customers. ECO2 (formerly named Energy Research International, Inc.) and ERI Delaware were incorporated in Delaware in December 1991 and February 1992 respectively. In 1996, the Company formed a wholly owned subsidiary, ECO2 Financial, Inc., a Delaware corporation ("ECO2 Financial"). ECO2 Financial's primary function is to seek additional investments and financial opportunities for ECO2 and its subsidiaries.

During the fiscal year ended September 30, 1996, the Company ceased attempting to use production and marketing efforts for the modular scrap tire resource recovery system and related by-products. This decision was based on the projected continued losses, the inability to consummate sales of systems and the insignificant demand for the by-products. Accordingly, as of September 30, 1996, inventory (primarily shredders and reactors) was written down to its estimated net realizable value and results of operations for fiscal year ended September 30, 1996 includes a charge of $1,506,593.

On February 26, 1997, the Company along with a new formed, wholly owned acquisition subsidiary, ECO2, Acquisition, Inc., a Florida corporation ("ECO2 Acquisition"), entered into an Agreement and Plan of Reorganization (the "Agreement") by and among ECO2 and its subsidiary ECO2 Acquisition and Prentice Capital, Inc., a Delaware corporation ("Prentice Capital") and its wholly owned subsidiary Casinos International, Inc., a Florida corporation ("Casinos International") to acquire 100% of the issued and outstanding shares of common stock of Casinos International for 5,000,000 shares of ECO2's restricted common stock ("ECO2 shares"), and a promissory note for $500,000 issued by ECO2 Acquisition and secured by all the shares of ECO2 Acquisition. As a part of the Agreement, Casinos International and ECO2 Acquisition were merged, with ECO2 Acquisition being the surviving entity. Also pursuant to the Agreement, and immediately prior to the closing of the Agreement, ECO2 conveyed to Energy Rec. Systems of North Florida, Inc. ("Energy Systems"), all rights, title and interest in certain patents owned by ECO2 with respect to its tire recycling processes, and certain other assets as set forth in the Agreement. The Company also agreed to forgive all indebtedness to the Company by Charles D. Ledford; issue stock options at an exercise price of $0.80 per share enabling Charles Ledford to acquire 300,000 shares, and enabling Vivian Ledford and Raymond Ledford, to each acquire 200,000 shares; issue 50,000 shares each to Lark Napier, Jr. and Russell MacElmurry, both directors of the Company at the time of the plan of reorganization. The Company also terminated the employment agreements of Charles, Vivian, and Raymond Ledford, and as consideration for such termination, the Company agreed to pay Energy Systems $800,000, of which $200,000 was paid at closing and the balance was to be paid in three installments of $200,000 each, due April 12, May 12, and June 12 1997. The obligation related to these payments was secured by ECO2's pledging of 600,000 shares of common stock of Spa Faucet, Inc. ("Spa Faucet") and 600,000 shares of common stock of ECO2. As of the date of these statements, no installment payments have been made.

The accompanying consolidated financial statement and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended September 30, 1996. The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented.

NOTE 2 - ASSETS AVAILABLE FOR SALE

In March 1996, the Company formed ECO Jet Systems, Inc., a Delaware corporation ("ECO Jet") to acquire, at a bankruptcy auction, the assets of a jet ski manufacturer. The assets were purchased for approximately $1,932,000. In December 1996, the Company decided to cease activity and sell the remaining assets. Accordingly, the purchase has been treated as a temporary investment for accounting purposes. As of March 31, 1997, the Company has recorded $1,000,000 as assets available for sale, and has recorded a provision for additional losses of $564,982. On May 8, 1997, the Company entered into a agreement of purchase and sale ("Purchase Agreement") by and between Industrial Assets Environmental Remediation, Inc., a California corporation, d/b/a I. A. Machinery Co. ("IAM"), ECO Jet and ECO2, whereby IAM agreed to purchase the assets of ECO Jet in exchange for a cash payment of $425,000 and a percentage of the net amount received by IAM from the sale of the assets of ECO Jet, in excess of $175,000 at an auction to be conducted by IAM. At the date of this filing, the Company has received $425,000 and is currently awaiting the occurrence of the auction.

In March 1996, the Company paid $2,100,000 to acquire 7,800,000 shares of post-split restricted common stock of Spa Faucet. In October 1996, the Company sold its interest in Spa Faucet for $2,500,000 net of commission of $500,000, to an investment group led by Spa Faucet's president, Leonard Sudman. The agreement provides for monthly payments of $208,333 commencing November 1, 1996. As of the date of this filing, the Company received only one payment, provided notice to the purchaser that the share purchase agreement was in default and notified the escrow agent that was holding the shares as security for the payment of the deferred purchase price that the agreement was in default and that the Company was entitled to possession of the shares. The escrow agent deferred the shares of Spa Faucet, Inc. back to the Company, however the shares are still titled in the name of the purchaser, however, the Company is attempting to have the shares put in its name.

In February 1996, the Company acquired 1,000 shares of convertible preferred stock of Gulfwest Oil Company, Inc. ("Gulfwest Oil") for $500,000. In June 1996, the Company converted the preferred stock into 142,857 shares of restricted common stock. The Company's investment securities are classified as "assets available for sale" in the accompanying financial statements. Accordingly, unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity. As of March 31, 1997, the common stock investment in Gulfwest Oil, had a cost of $517,671 and a fair value of $267,671. The Company has recorded a valuation allowance of $250,000. Such amounts have been reflected in the accompanying financial statements. The Company's former chairman, Charles D. Ledford is a director of Gulfwest Oil. In September 1996, the Company issued a $200,000 promissory note to Gulfwest Oil bearing interest at a rate of 10% per annum and payable in 60 days. At the date of this filing, the promissory note has been paid in full.

During 1996, the Company loaned funds for the production of two motion picture films pursuant to two letters of credit with maximum available funds of $2,227,542 and $169,388. Outstanding funds accrue interest at the prime rate plus two percent, are due on demand and are collateralized by all cash, property, intangibles and instruments of each movie plus are personally guaranteed by the signer on the notes. The primary shooting on one film (the "Film") has been completed, however, this film has not been distributed and the Company has exercised a lien to own the film. The Company has estimated that $1,800,000 will be received through the sale of distribution rights less $350,000 representing post production costs and distribution costs. During the current period the Company recognized an additional $300,000 in revenue from the sale of distribution rights for the Film. The Company entered into an agreement whereby an unrelated third party is funding $300,000 of post production and distribution costs in exchange for a percentage of the revenues from the distribution rights of the Film not to exceed $700,000. Losses related to these investments approximated $1,500,000.

NOTE 3 - CONVERTIBLE DEBENTURES

During the year ended September 30, 1995, the Company sold $5,705,000 of 9% convertible debentures eligible at the option of the holder for conversion to common stock 41 days after the issuance date. Upon conversion, the holder is to receive the greater number of shares of the fraction having the dollar amount of the note to be converted plus accrued interest as the numerator and 65% of the average closing bid price of the common stock for the five business days immediately preceding the conversion date or the fraction having the dollar amount of the note to be converted plus accrued interest as the numerator and 65% of the average of the closing bid prices of the common stock for the five trading days prior to the date of the subscription as the denominator. In no event shall the conversion price be reduced below $1.30.

During the year ended September 30, 1996, the Company sold $10,375,000 of 9% convertible debentures eligible at the option of the holder for conversion to common stock 45 days after the issuance date at the defined market price of the common stock. Market price shall be 65% of the average closing bid price of the common stock for the five business days immediately preceding the conversion date. The Company is entitled, at its option. to redeem all or part of the debentures by paying the holder the excess of the market price and the higher number of shares of common stock that would be issuable on conversion. The Company is entitled to redeem, at its option, all or part of the debentures and accrued interest being converted if at the time of such conversion, the market price is $0.82 or less by paying the holder 110% of the face amount of the debenture being converted.

As of March 31, 1997, 900,000 shares of common stock were held in escrow anticipating conversion of the debentures, however, holders of convertible debentures who have requested that these debentures be converted into stock are entitled to a greater number of shares. The deferred loan acquisition costs pertaining to each convertible debenture will be amortized to operations over the one year and two year debenture term with all remaining unamortized costs charged to additional paid in capital upon conversion. Subsequent to December 31, 1996, the outstanding debenture holders demanded shares aggregating approximately 7,000,000 shares. The Company has not honored their request to date.

On March 18, 1997, a convertible debenture holder filed a complaint against ECO2 and its sole director, Alan S. Lipstein challenging the Company's failure and refusal to honor the convertible debenture holder's conversion of the $345,000 principal amount into 2,897,902 shares of common stock. A judgment was entered against the Company and the Company has issued the shares to the former debenture holder.

NOTE 4 - LITIGATION

On March 18, 1997, a convertible debenture holder filed a complaint against the Company and its sole director, Alan S. Lipstein challenging the Company's failure and refusal to honor the convertible debenture holder's conversion. (See
Note 3 - CONVERTIBLE DEBENTURES). Also included in the complaint was a demand that the Company schedule its annual meeting of shareholders. A judgment was issued against the Company requiring it to issue the shares in question 2,897,902 and to hold a shareholders meeting on or before June 13, 1997.

On January 23, 1997, a former employee filed suit against the Company certain officers, and others in Orange County California Superior Court seeking damages in excess of $250,000 under theories of breach of contract, breach of implied covenant of good faith and fair dealing, tortious inducement of breach of an employment contract, intention infliction of emotional distress and negligent misrepresentation and for an accounting. The Company has not yet filed a responsive pleading, but intends to vigorously defend the action.

On August 5, 1996, two entities filed suit against the Company in Orange County California Superior Court seeking damages in the amount of $166,000. The Company denies that any commission is due.

No amounts have been accrued for litigation.

NOTE 5 - SUBSEQUENT EVENTS

On April 30, 1997, the Company along with Casinos International, entered into an agreement and plan of reorganization (the "Riviera Agreement") with Riviera International Casinos, Inc. ("Riviera"), a Florida corporation, and Richard Garreffa to transfer 50% of the issued and outstanding shares of common stock of Casinos International for 50% of the shares of Riviera's common stock (the "Riviera shares").

Riviera is finalizing negotiations for leasing, from Europa Stardancer Corporation, a 160 foot U.S. flag gaming vessel, known as the M/V Stardancer. The term of the lease will be six months, with a six month renewal option. Riviera also will have a purchase option for the Stardancer, on terms to be negotiated. This gaming vessel will operate out of the port operated by Riviera, located in Riviera Beach, Florida and will offer customers and guests full casino gaming, once the vessel has traveled over three miles off the U.S. coast into "international waters". It is anticipated that this lease agreement will be executed on or before May 30, 1997, and that the M/V Stardancer will begin operations in Riviera Beach Florida on or about July 1, 1997.

On May 5, 1997 the Company's Board of Directors effected a 1 for 50 reverse split of the Company's common stock. This reverse split took effect on May 20, 1997. All references to shares of the Company's common stock do not reflect the reverse stock split.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL OVERVIEW

ECO2, Inc. (the "Company" or "ECO2") was organized under the laws of the State of Delaware on December 4, 1991, under the name of Energy Research International Inc. and changed to ECO2 on May 7, 1992. Prior to December 4, 1991, the Company's business was operated by two Florida corporations, Energy Research International Inc. ("ERI Florida") formed on November 22, 1989, and Energy Research International Sales, Inc. ("ERI Sales"), formed on October 17, 1991. On February 19, 1992, ERI Delaware, Inc. ("ERI Delaware") was formed as a wholly owned subsidiary of the Company under the laws of the State of Delaware. On July 1, 1992, ERI Florida and ERI Delaware merged, with ERI Delaware as the surviving corporation, and the Company and ERI Sales merged, with the Company as the surviving corporation. As a result of these mergers, ERA Sales and ERI Florida are deemed, for accounting purposes, to have been the surviving entities.

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

During the fiscal year ended September 30, 1996, the Company ceased attempting to use production and marketing efforts for the modular scrap tire resource recovery system and related by-products. This decision was based on the projected continued losses, the inability to consummate sales of systems and the insignificant demand for the by-products. Accordingly, as of September 30, 1996, inventory (primarily shredders and reactors) was written down to its estimated net realizable value and results of operations for fiscal year ended September 30, 1996 includes a charge of $1,506,593.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing in this Form 10-QSB. The following is a discussion of ECO2's results of operations for the three month and six month period ended March 31, 1997 and 1996. ECO2's net loss decreased from $2,028,517 during the three months ended March 31, 1996 to $987,513 for the same period ended March 31, 1997. ECO2's net loss decreased from $3,037,231 during the six months ended March 31, 1996 to $1,755,706 for the same period ended March 31, 1997. Such changes are attributed to discontinuance of operations of its modular scrap tire resource recovery system business. Net revenues for the six months ended March 31, 1997 were $300,446 compared to $31,809 for the same period ended March 31, 1996, while net revenues for the three months ended March 31, 1997 were $299,553 compared to $29,981 for the same period ended March 31, 1996. This increase in revenues is a direct result of the Company's recognition of revenues from the distribution rights of the Company's Film, referenced elsewhere herein. Operating expenses for the six months ended March 31, 1997 were $1,033,072 compared to $3,112,139 for the same period ended March 31, 1996, while operating expenses for the three months ended March 31, 1997 were $286,234 compared to $2,033,806 for the same period ended March 31, 1996. This significant reduction in expenses is a direct result of the Company's discontinuance of operations of its modular scrap tire resource recovery system business.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operational losses for years ended September 30, 1995 and 1996 and for the six months ended March 31, 1997 of $3,052,000, $10,877,000, and $1,162,482, respectively, which have adversely reduced the Company's liquidity and capital resources. The Company anticipates that operational losses for the year ended September 30, 1997 will be significantly reduced based on the Company's acquisition of Casinos International.

The Company's acquisition of Casinos International will require additional capital to implement its business plan. The future success of the Company will depend upon management's ability to attain and maintain profitable operations, to obtain favorable financing arrangements and to raise additional capital. The Company does not currently meet its operational cash flow requirements, and anticipates losses for year ended September 30, 1997. The Company has sought to raise capital to expand its business operations by the sale of its common stock owned in two publicly traded companies, and the sale of inventory and equipment held for sale as a result of a discontinuance of its jet ski operation. The Company's cash requirements are also expected to be supported by the proceeds from the issuance of its securities. The timing and nature of the proposed sale of the Company's debt or equity securities are uncertain as the Company has not yet received a commitment from a broker-dealer to underwrite the sale of its securities. While the Company is negotiating with several broker-dealers to underwrite the sale of its securities, there can be no assurance given that the Company will be successful in negotiating an acceptable agreement with a broker-dealer. If the Company is unable to reach an agreement with a broker-dealer to underwrite its securities, the Company will likely attempt to sell its securities without the assistance of a broker-dealer.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company and its subsidiaries are defendants in various legal actions which arise in the normal conduct of business. In addition, the Company is a party in the following legal proceedings:

On January 23, 1997, a former employee filed suit against the Company certain officers, and others in Orange County California Superior Court seeking damages in excess of $250,000 under theories of breach of contract, breach of implied covenant of good faith and fair dealing, tortious inducement of breach of an employment contract, intention infliction of emotional distress and negligent misrepresentation and for an accounting. The Company has not yet filed a responsive pleading, but intends to vigorously defend the action.

On August 5, 1996, two entities filed suit against the Company in Orange County California Superior Court seeking damages in the amount of $166,000. The Company denies that any commission is due.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Mr. Alan S. Lipstein, the current President and Mr. Donald R. Mastropietro, the newly appointed Chief Financial Officer believe the information in this report to be accurate however, due to the fact that they have recently become affiliated with the Company, and due further to the fact that former management compiled a portion of this information and has generally been uncooperative current management will support this report if its investigation of the financial condition of the Company is other than as reported.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT #         DESCRIPTION OF DOCUMENT

  3.01 Agreement and Plan of Reorganization by and among ECO2, Casinos International, Inc., Riviera International Casinos, Inc. and Richard Garreffa, dated April 30, 1997


  27.1            Financial Data Schedule (for SEC use only)




(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ECO2, INC.
                                        ----------------------------------------
                                        (Registrant)




Date  May 22, 1997                      /s/ Alan S. Lipstein
    --------------------------------    ----------------------------------------
                                        Alan S. Lipstein
                                        Chairman, President &
                                        Chief Executive Officer



Date  May 22, 1997                      /s/ Donald R. Mastropietro
    --------------------------------    ----------------------------------------
                                        Donald R. Mastropietro
                                        Chief Financial Officer